Form 10QSB
period 1996-03-31
NASHVILLE COUNTRY CLUB INC
filed 1996-05-15
CIK 913201

FORM 10-QSB
             U.S. SECURITIES AND EXCHANGE
                     COMMISSION Washington, D.C.
                     20549


(Mark One)

                Quarterly report under Section 13 or 15(d) of the Securities
                                  Exchange Act of 1934.

                      For the quarterly period ended March 31, 1996

                      Transition report under Section 13 or 15(d) of

                         the Securities Exchange Act of 1934.

                       For the transition from ____________ to

                     ______________ Commission file number 0-22582

                            NASHVILLE COUNTRY CLUB, INC.

           (Exact Name of Small Business Issuer as Specified in Its Charter)

                     Tennessee                      62-1535897

              (State or other Jurisdiction of      (I.R.S. Employer
               Incorporation or Organization)   Identification Number)

          402 Heritage Plantation Way, Hickory Valley, Tennessee 38042

                      (Address of Principal Executive Offices)

                                   (901) 764-2300

                    (Issuer's Telephone Number, Including Area Code)

                                   Not applicable

            (Former Name, Former Address and Former Fiscal Year, if
                              Changed Since Last Report)


Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X         No


As  of  March 31, 1996, the Registrant had outstanding
1,470,000 shares of Common Stock, no par value.


Transitional Small Business Disclosure Format (check one)


Yes            No   X


                         Page 1 of 12 sequentially numbered pages





                       TABLE OF CONTENTS



Item 1: Financial Statements:

Consolidated Balance Sheets                               3

Consolidated Statements of Operations                     5

Consolidated Statements of Cash Flow                      6

Notes to Consolidated Financial Statements                8

Item 2: Management's Discussion and Analysis
  or Plan of Operation                                   10

PART II: Other Information
Signatures                                               12


                            PART I
                     FINANCIAL INFORMATION

Item 1.   Financial statements

          Nashville Country Club, Inc. and Subsidiaries
                   Consolidated Balance Sheets
                                       March 31,December 31,
                                         1996          1995
                                       (Unaudited)
Assets
Current assets
     Cash and cash equivalents         $  954,758   $  235,711
     Accounts receivable                  914,219           -
     Inventories                          417,511      120,554
     Prepaid expenses and other current
        assets                            165,762        7,190
          Total current assets          2,452,250      363,455

Property, plant, and equipment,
  at cost
     Land                              13,501,065      800,000
     Buildings and improvements        16,876,072    1,351,439
     Furniture, fixtures, restaurant
       equipment, and other equipment   2,106,721      508,495
                                       32,483,858    2,659,934
     Less accumulated depreciation
       and amortization                 (321,954)    (129,202)
                                       32,161,904    2,530,732

Other assets
     Intangibles, net                   2,261,667           -
     Deferred offering costs              444,657           -
     Other assets                         277,475      138,412

Total assets                           $37,597,953  $3,032,599

          Nashville Country Club, Inc. and Subsidiaries
                   Consolidated Balance Sheets

                                          March 31,      December 31,
                                            1996            1995
                                         (Unaudited)
Liabilities and Stockholders' Equity
Current liabilities
     Current portion of long-term debt $  265,000           $     -
     Notes payable                        300,000            250,000
     Due to seller                      6,133,698                  -
     Accounts payable                   1,460,079            138,595
     Accrued expenses                   1,849,057            116,046
     Advanced deposits                    360,234                  -
     Due to homeowners                    703,330                  -
          Total current liabilities    11,071,398            504,641

Long-term debt, net of current portion 20,350,756                  -
Capital lease obligation                  733,000            733,000

Stockholders' equity
     Preferred stock, no par value;
       authorized 1,000,000 shares,
       334,285 of Series A convertible
       preferred stock issued and
       outstanding, $10,029 liquidation
       preference                          10,000             10,000
     Common stock, no par value;
       authorized 20,000,000 shares,
       1,470,000 shares issued and
       outstanding                      3,224,747          3,224,747
     Common stock subscribed,
       417,525 shares                   2,087,627                  -
     Retained earnings (accumulated
       deficit)                           120,425         (1,439,789)
          Total stockholders' equity    5,442,799          1,794,958

Total liabilities and stockholders'
  equity                              $37,597,953         $3,032,599

        Nashville Country Club, Inc. and Subsidiaries

              Consolidated Statements of Operations
                           (Unaudited)

                                        Three Months Ended
                                              March 31,
                                          1996         1995
Revenue
     Room                              $5,120,975   $       -
     Food and beverage                  2,616,213     545,227
     Commercial leasing                   549,907           -
     Other                              1,084,766           -
          Total revenue                 9,371,861     545,227

Departmental expenses
     Rooms                              2,916,147           -
     Food and beverage                  1,913,309     451,598
     Other                                954,311           -
          Total departmental expenses   5,783,767     451,598
     Departmental profit                3,588,094      93,629

Undistributed operating expenses
     Other operating costs                446,518     248,793
     Sales and marketing                  187,408           -
     General and administrative           521,452      96,547
     Depreciation                         231,085      27,962
                                        1,386,463     373,302

Gross operating profit (loss)           2,201,631    (279,673)
Other income (expenses)
     Interest, net                      (450,491)      10,941
     Property taxes                      (68,588)           -
     Imputed interest on acquisition    (122,338)           -
          Total other income (expenses) (641,417)      10,941
Net income                             $1,560,214   $(268,732)
Weighted average shares outstanding     4,287,525   1,470,000
Earnings (loss) per common share              .39        (.18)

        Nashville Country Club, Inc. and Subsidiaries

              Consolidated Statements of Cash Flow
                           (Unaudited)

                                       Three Months Ended
                                            March 31,
                                        1996         1995
Net income (loss)                      $1,560,214 $(268,732)
     Adjustments to reconcile net
       income (loss) to net cash
       (used) provided by operating
       activities
          Depreciation and amortization   231,085    27,962
          Interest imputed on acquisition 122,338         -
          Changes in assets and liabilities
               Accounts receivable      (762,155)         -
               Inventory                  (8,280)    (4,418)
               Prepaid expenses          (41,946)     9,274
               Other assets             (139,063)   (10,244)
               Accounts payable and
                 accrued expenses        (53,971)  (144,751)
               Advanced deposits        (859,640)         -
               Due to homeowners          182,191         -
                                       (1,329,441) (122,177)
          Net cash provided (used) by
            operating activities          230,773  (390,909)

Cash flows from investing activities
     Property and equipment additions    (36,482)   (14,114)
     Cash acquired                      1,150,277         -
     Acquisition of The Village at
       Breckenridge Resort              (465,822)         -
          Net cash provided (used) by
            investing activities          647,973   (14,114)

Cash flows from financing activities
     Deferred offering costs             (30,657)         -
     Proceeds from notes payable           50,000         -
     Net principal payments under
       long-term debt obligations       (179,042)         -
          Net cash (used) by
            financing activities        (159,699)         -

Net increase (decrease) in cash and
  cash equivalents                        719,047  (405,023)

Cash and cash equivalents - beginning
  of period                               235,711 1,046,709

Cash and cash equivalents - end
  of period                            $  954,758 $ 641,686
Supplemental disclosure of cash flow information:
     Cash  paid  for  interest was $295,026 and $10,941  for
     the three months ended March 31, 1996 and 1995,
     respectively.

Supplemental disclosure of non-cash investing and financing activities:
     During the three months ended March 31, 1996, Nashville Country Club, Inc. (the "Company") accrued
     $414,000  of deferred offering costs.

         Nashville Country Club, Inc. and Subsidiaries

              Consolidated Statements of Cash Flow
                          (Unaudited)


Effective January 1, 1996, the Company acquired the properties and interests commonly known as The Village at Breckenridge-A Wyndham Resort (the "Resort"). The net purchase price was allocated as follows:


Working capital deficit                           $(2,230,805)
Property and equipment                              29,290,412
Intangibles                                          2,300,000
Long-term debt                                    (20,794,798)

Net assets acquired                                  8,564,809
Cash paid                                            (465,822)
Common stock subscribed                            (2,087,627)
Due to seller                                      (6,133,698)

Interest imputed on acquisition for period between effective date and closing

                                                  $  (122,338)

Additionally, in connection with the acquisition, the Company accrued $511,545 of closing costs and prepaid property taxes.



          Nashville Country Club, Inc. and Subsidiary

          Notes to Consolidated Financial Statements


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been  prepared in accordance with generally accepted accounting principles for  interim
financial  information  and  with   the
instructions  to Form 10-QSB and Item 310(b) of Regulations  S-
B. Accordingly,  they  do  not include all of  the  information and footnotes  required  by generally accepted accounting
principles for complete financial statements.  In the opinion
of management, all   adjustments  (consisting  of  normal
recurring   accruals) considered necessary for a fair
presentation have been  included. Operating results for the
three months ended March 31, 1996,  are not  necessarily
indicative of the results that may  be  expected
for  the  fiscal  year  ending December 31,  1996.   For
further information,  refer to the consolidated financial
statements  and footnotes thereto included in the Company's
Form 10-KSB  for  the year ended December 31,     1995.
NOTE B - PROFORMA OPERATIONS

Effective January 1, 1996, the Company acquired The Village at Breckenridge Resort (the "Resort"). The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the fair values on the date of acquisition. The net purchased price was allocated as follows:

Working capital (deficit)                         $(2,230,805)
Property and equipment                              29,290,412
Intangibles                                          2,300,000
Long-term debt                                    (20,794,798)

Net assets acquired                               $  8,564,804

Intangibles are being amortized over 15 years.

The operating results of the Resort have been included in the consolidated statement of operations since the effective
date  of the  acquisition.   The following unaudited proforma
results of operations for the three months ended March 31, 1995 assumed that the acquisition was effective January 1, 1995:

                                        Three Months Ended
                                            March 31,
                                      1996           1995
                                                   (Proforma)
Revenue                            $  9,371,861   $  7,210,787

Net income                         $  1,560,214   $    832,257

Earnings per common share          $        .39  $         .19

Proforma weighted average
  shares outstanding                  4,287,525      4,287,525


          Nashville Country Club, Inc. and Subsidiary

          Notes to Consolidated Financial Statements


NOTE C - EARNINGS (LOSS) PER COMMON SHARE

In 1996, the computation of earnings per share was based on the weighted average number of common shares outstanding plus common stock equivalents. Common stock equivalents are determined using the treasury stock method. In addition, shares subscribed as a result of the acquisition of the Resort and shares issued in connection with the securities offering (Note F) are considered as outstanding since January 1, 1996 as proceeds from the offering satisfied the amount due to the seller in April of 1996. Accordingly, imputed interest on the acquisition of the Resort has been excluded from net income when computing earnings per share.

For 1995, common stock equivalents were not considered as their inclusion would be antidilutive


NOTE D - IMPUTED INTEREST ON ACQUISITION

As the effective date of the acquisition was between the initiation and execution of the transaction, the Company has reduced the cost of the assets and net income acquired by imputing interest on the cash consideration paid to the seller of $6,133,698 using the Company's current borrowing rate for the period from January 1, 1996 to April 29, 1996 (date of closing). As a result, the cost of the assets acquired was reduced by $161,325 of which $122,338 reduced net income acquired in the first quarter. The remaining $38,987 will reduce second quarter earnings and is included in prepaid expenses in the accompanying consolidated financial statements.


NOTE E - INCOME TAXES

The  Company  calculates and records the amounts of income
taxes payable or refundable currently or in future years for temporary differences between the financial statement basis and income tax basis based on the current enacted tax laws. No provision for income taxes has been provided in the
accompanying consolidated financial   statements  as  the
Company's  net  operating   loss carryforwards  will offset the
net income for the  quarter.
The deferred tax asset of approximately $50,000 for the remaining net operating losses would be fully impaired as a result of the uncertainty as to their ultimate utilization. Therefore, the accompanying consolidated financial statements would not differ.


NOTE F - SUBSEQUENT EVENT

On April 29, 1996, the Company completed a public offering of 1,200,000 units at $10 per unit, each unit consisting of two shares of common stock and one redeemable common stock purchase warrant, each redeemable common stock purchase warrant entitling the holder to purchase one share of common stock at a price of $6.25 until April 2001. Net proceeds from the offering were approximately $10,300,000, a portion of which was used to pay the amount due to seller and pay expenses of the acquisition.


Item 2.  Management's Discussion and Analysis or Plan of
         Operation


Total net sales for the three months ended March 31, 1996 were approximately $9,372,000 compared to $545,000 for the same three month period in the prior year. The overall increase is due to the acquisition of The Village at Breckenridge (the "Resort") which was effective January 1, 1996. Had the acquisition taken place as of January 1, 1995, revenues for the three months ended March 31, 1996 increased 30% from $7,211,000 for the three months ended March 31, 1995. The increase of 30% was primarily due to an increase in room and other revenues. The increase in room revenues is due in part to the acquisition of additional living units under management contracts and overall increased occupancy and increased average rates for rooms. The increase in other revenues was primarily due to improved operations of the travel agency which is a part of the Resort and income from special events packages.

Changes   in  expenses  as  if  the  acquisition  was
effective January 1, 1995 are as follows:

     Room expenses as a percentage of room revenues decreased from 58% at March 31, 1995 to 57% at March 31, 1996. These expenses include the fees paid to the owners of the living units for revenues produced from the rental of such units. Food and beverage expenses as a percentage of food and beverage revenues decreased from 76% at March 31, 1995 to 73% at March 31, 1996.
     This decrease is primarily due to improved operating efficiencies. Other expenses increased primarily due to an increase in special events packages.

     Other expenses remainded relatively stable on a quarter to quarter basis.

     Net  income, on a proforma basis, for the first  quarter
     of 1996  increased  87%  from $832,000  to  $1,560,000
     due  to increased    Resort   revenues   and   improved
     operating
     efficiencies.

The Resort's results of operations are affected by seasonality in its business, primarily to the extent that revenues and operating profits may be lower in the spring, summer and fall months than in the winter months. Historically, the first quarter of the year is the most profitable with other quarters' earnings significantly less or in a loss position.

Liquidity and Capital Resources

As  of  March 31, 1996, the Company has cash and cash
equivalents of  approximately  $955,000  and a  working
capital  deficit  of approximately  $8,619,000.  Subsequent to
March  31,  1996,  the Company  completed  a public offering of securities  whereby  the Company  received  proceeds  of
approximately $10,300,000. In connection with the acquisition of the Resort, the Company paid the seller approximately $6,134,000 which has been
accrued  at March  31,  1996.   Additionally, the Company paid
approximately $887,000 of closing costs in connection with the acquisition which have also been accrued at March 31, 1996. The cash and cash equivalents on hand at March 31, 1996 and the remaining proceeds from the offering of approximately $3,279,000 are anticipated to be sufficient to conduct operations and satisfy current debt financing obligations for at least the next eighteen months.

Certain oral and written statements of management of the Company included in this Form 10-QSB and elsewhere may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations. The forwardlooking statements included herein and elsewhere are based on current
expectations   that   involve   numerous   risks      and
uncertainties.   Assumptions relating to  the  foregoing
involve judgments with respect to, among other things, decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company, in particular the assumptions assume continued strong operating results, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many
of which are beyond  the  control  of  the Company.   Although
the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB and elsewhere will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statement included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


PART II

                       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (A)        Exhibits

                Exhibit 27    Financial Data Schedule

                (B) Form 8-K filed during the quarterly period ended March 31, 1996:

                      On February 13, 1996 the Registrant filed
                a Form   8-K   regarding  a  press  release
                dated December 4, 1995 with respect to the acquisition of The Village at Breckenridge Resort.

                          SIGNATURES



In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Hickory Valley, Tennessee, on the 15th day of May 1996.



                             NASHVILLE COUNTRY CLUB, INC.
                             By:   /s/ Thomas Jackson Weaver III
                              Thomas Jackson Weaver III
                                   Chairman of the Board, Chief
                                   Executive Officer and President