Form 10QSB/A
period 1996-03-31
NASHVILLE COUNTRY CLUB INC
filed 1996-06-26
CIK 913201

FORM 10-QSB/A

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

    For the transition period from ____________ to ______________
                   Commission file number 0-22582

                    NASHVILLE COUNTRY CLUB, INC.
  (Exact Name of Small Business Issuer as Specified in Its Charter)

            Tennessee                             62-1535897
   (State or Other Jurisdiction of      I.R.S. Employer Identification Number
   Incorporation or Organization)

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

Yes   X                       No

As of March 31, 1996, the Registrant had outstanding 1,470,000 shares of Common Stock, no par value per share.

Transitional Small Business Disclosure Format (check one)

Yes                      No   X


            NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES



                          Table of Contents



                   PART I:  Financial Information


Item 1: Financial Statements:

   Consolidated Balance Sheets                                     3

   Consolidated Statements of Operations                           4

   Consolidated Statements of Cash Flow                            5

Notes to Consolidated Financial Statements                         7

Item 2: Management's Discussion and Analysis or Plan of Operation  9



                     PART II: Other Information


   Signature                                                      11
            NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

                               Part I
                        Financial Information

Item 1.        Financial statements

                     Consolidated Balance Sheets

                              Pro Forma
                             (See Note B)
                               March 31,         March 31,
                                 1996              1996         December 31
                              (Unaudited)       (Unaudited)         1995
Current assets
 Cash and cash equivalents   $  5,454,759       $  55,592       $ 235,711
 Accounts receivable              914,219          25,074              -
 Inventories                      417,511         120,909         120,554
 Prepaid expenses and other       165,762          27,375           7,190
Current assets
   Total current assets         6,952,251         228,950         363,455

Property, plant, and
equipment, at cost
 Land                          12,827,521         800,000         800,000
 Buildings and improvements    15,965,351       1,352,547       1,351,439
 Furniture, fixtures,
  restaurant equipment, and
  other equipment               1,940,291         509,691         508,495
                               30,733,163       2,662,238       2,659,934
  Less accumulated
   depreciation and
   amortization                  (158,307)       (158,307)       (129,202)
                               30,574,856       2,503,931       2,530,732

Other assets
 Other assets and
  intangibles                   2,577,475         277,475         138,412
 Deferred offering and
  resort acquisition costs             -          956,202              -

Total assets                 $ 40,104,582     $ 3,966,558     $ 3,032,599

Current liabilities
 Notes payable               $    565,000     $   300,000     $   250,000
 Accounts payable               1,460,079       1,134,729         138,595
 Accrued expenses               2,912,621         103,330         116,046
   Total current liabilities    4,937,700       1,538,059         504,641

Capital lease obligation          733,000         733,000         733,000

Long-term debt                 20,350,756              -               -

Stockholders' equity
  Preferred stock, no par
   value; authorized 1,000,000
   shares, 334,285 of Series A
   convertible preferred stock
   issued and outstanding,
   $10,029 liquidation
   preference                       10,000         10,000         10,000
  Common stock, no par value;
   authorized 20,000,000
   shares, 1,470,000 shares
   issued and outstanding;
   4,287,525 shares issued and
   outstanding pro forma        15,612,374      3,224,747      3,224,747
 Accumulated deficit            (1,539,248)    (1,539,248)    (1,439,789)

   Total stockholders'
    equity                      14,083,126      1,695,499      1,794,958

Total liabilities and
stockholders' equity          $ 40,104,582    $ 3,966,558    $ 3,032,599


            NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations (Unaudited)

                                                    Pro Forma (See Note B)
                                                         Three Months
                               Three Months Ended          Ended
                                   March 31,              March 31,
                                1996       1995        1996       1995

Revenue
 Room                            $ -       $  -     $ 5,120,975  $ 4,074,343
 Food and beverage            505,261     545,227     2,616,213    2,295,335
 Commercial leasing                -          -         549,907      549,165
 Other                          9,981         -       1,084,766      291,944
   Total revenue              515,242     545,227     9,371,861    7,210,787

Departmental expenses
 Rooms                             -           -      2,916,147    2,370,543
 Food and beverage            354,402     451,598     1,913,309    1,745,634
 Other                             -           -        954,311      283,155
   Total departmental
    expenses                  354,402     451,598     5,783,767    4,399,332

Departmental profit           160,840      93,629     3,588,094    2,811,455

Undistributed operating
 expenses
 Other operating costs        198,561     248,793       446,518      457,354
 Sales and marketing               -           -        187,408      188,644
 General and administrative    34,595      96,547       521,452      594,733
 Depreciation                  29,105      27,962       225,544      224,401
                              262,261     373,302     1,380,922    1,465,132
 Gross operating (loss)
  profit                     (101,421)   (279,673)    2,207,172    1,346,323

Other income (expenses)
 Interest, net                  1,962      10,941      (450,491)    (485,193)
 Property taxes                    -           -        (68,588)     (23,332)
   Total other income
    (expenses)                  1,962      10,941      (519,079)    (508,525)

Net (loss) income           $ (99,459)  $(268,732)  $ 1,688,093    $ 837,798

Weighted average shares
 outstanding                1,470,000   1,470,000     4,287,525    4,287,525

Earnings (loss) per common
 share                           (.06)       (.18)          .39          .20



            NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

          Consolidated Statements of Cash Flow (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                                 1996         1995
Net loss                                       $(99,459)     $(268,732)
  Adjustments to reconcile net loss to net
   cash used by operating activities
    Depreciation and amortization                29,105         27,962
   Changes in assets and liabilities
     Accounts receivable                        (25,074)            -
     Inventory                                     (355)        (4,418)
     Prepaid expenses                           (20,185)         9,274
     Other assets                              (139,063)       (10,244)
     Accounts payable and accrued
      expenses                                   27,216       (144,751)
                                               (128,356)      (122,177)
       Net cash used by operating
        activities                             (227,815)      (390,909)

Cash flows from investing activities
 Property and equipment additions                (2,304)       (14,114)
       Net cash used by investing
        activities                               (2,304)       (14,114)

Cash flows from financing activities
 Proceeds from notes payable                     50,000              -                                              50,000
       Net cash provided by financing
        activities                               50,000              -

Net decrease in cash and cash equivalents      (180,119)      (405,023)

Cash and cash equivalents - beginning of
 period                                          235,711     1,046,709

Cash and cash equivalents - end of period       $ 55,592    $  641,686

Supplemental disclosure of cash flow information:
    Cash  paid  for interest was $0 for the three months ended  March
    31, 1996 and 1995.







            NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


NOTE A - BASIS OF PRESENTATION

The  accompanying  unaudited  consolidated  financial  statements  of
Nashville  Country Club, Inc. (the "Company") have been  prepared  in accordance with generally accepted accounting principles for  interim financial  information and with the instructions to Form  10-QSB  and
Item  310(b) of Regulation S-B under the Securities Exchange  Act  of
1934.   Accordingly, they do not include all of the  information  and footnotes  required by generally accepted accounting  principles  for complete  financial  statements.  In the opinion of  management,  all adjustments  (consisting  of  normal recurring  accruals)  considered
necessary  for  a  fair presentation have been  included.   Operating
results for the three months ended March 31, 1996 are not necessarily indicative  of the results that may be expected for the  fiscal  year ending  December  31, 1996.  For further information,  refer  to  the consolidated financial statements and footnotes thereto  included  in the Company's Form 10-KSB for the year ended December 31, 1995.


NOTE B - PRO FORMA OPERATIONS

On  April  29,  1996, the Company acquired the assets  and  interests comprising  The  Village  at Breckenridge -  A  Wyndham  Resort  (the
"Resort").   The  acquisition is accounted  for  using  the  purchase
method  of  accounting and, accordingly, the net purchase  price  has been  allocated  to the assets purchased and the liabilities  assumed
based  on  the  fair  values on the date  of  acquisition.   The  net
purchase price was allocated as follows:

     Working capital (deficit)                         $     (1,190,365)
     Property and equipment                                  28,070,925
     Intangibles                                              2,300,000
     Long-term debt                                         (20,615,756)

     Net assets acquired                                $     8,564,804

Intangibles are being amortized over 15 years. The unaudited pro forma results of operations at March 31, 1996 and 1995 included in the accompanying consolidated financial statements include the results of operations of the Resort assuming that the acquisition was effective January 1, 1995. A portion of the purchase price was satisfied with proceeds from the public offering (Note E).


NOTE C - EARNINGS (LOSS) PER COMMON SHARE

The computation of earnings per share was based on the weighted average number of common shares outstanding. Common stock equivalents were not considered as their inclusion would be antidilutive. Pro forma earnings per share includes the shares issued to the sellers in connection with the acquisition of the Resort and shares issued to the public in connection with the securities offering (Note E) to finance a portion of the cash purchase price for the Resort which are considered outstanding as of January 1, 1995.





            NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


NOTE D - INCOME TAXES

The Company calculates and records the amounts of income taxes payable or refundable currently or in future years for temporary differences between the financial statement basis and income tax basis based on the current enacted tax laws. No provision for income taxes has been provided in the accompanying consolidated financial statements as the Company has net operating loss carryforwards to offset future net income. The deferred tax asset of approximately $525,000 for the remaining net operating losses would be fully impaired as a result of the uncertainty as to their ultimate utilization. Therefore, the accompanying consolidated financial statements would not differ.


NOTE E - SUBSEQUENT EVENTS

On April 29, 1996, the Company completed a public offering of 1,200,000 units at $10 per unit. Each unit consisted of two shares of common stock and one redeemable common stock purchase warrant. Each redeemable common stock purchase warrant entitles the holder to purchase one share of common stock at a price of $6.25 until April 23, 2001. Net proceeds from the offering were approximately $10,300,000, a portion of which was used to pay the cash purchase price for the Resort (Note B) and expenses of the acquisition and the offering.
 Item 2.  Management's Discussion and Analysis or Plan of Operation


Nashville Restaurant Operations

Total net sales for the three months ended March 31, 1996 were approximately $515,000 compared to $545,000 for the same three month period in the prior year. The overall decrease is due to poor winter weather conditions in Nashville. Food and beverage expenses decreased, as a percent of revenue, to 70% in 1996 from 84% for the same period in 1995. The decrease in expenses and overall increase in departmental profit was due primarily to improved operating efficiencies.

Pro Forma Operations

On a pro forma basis, assuming the acquisition of the Resort, as of January 1, 1995, revenues for the three months ended March 31, 1996 increased 30% from $7,211,000 for the three months ended March 31, 1995 to $9,372,000 for the three months ended March 31, 1996. The increase of 30% was primarily due to an increase in room and other revenues. The increase in room revenues is due in part to the acquisition of additional living units under management contracts and overall increased occupancy and increased average rates for rooms. The increase in other revenues was primarily due to improved operations of A Travel Company, a full service travel agency owned and operated by the Resort and income from special events packages.


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

  Other expenses remained relatively stable on a quarter to quarter basis.

  Net income, on a proforma basis, for the first quarter of 1996 increased 101% from $838,000 to $1,688,000 due to increased Resort revenues and improved operating efficiencies.

The Resort's results of operations are affected by seasonality in its business, primarily to the extent that revenues and operating profits may be lower in the spring, summer and fall months than in the winter months. Historically, the first quarter of the year is the most profitable with other quarters' earnings significantly less or in a loss position.
 Item 2.  Management's Discussion and Analysis or Plan of Operation



Liquidity and Capital Resources

As of March 31, 1996, the Company had cash and cash equivalents of approximately $56,000 and a working capital deficit of approximately $353,000. On April 29, 1996, the Company completed a public offering resulting in the Company receiving proceeds of approximately $10,300,000. The Company paid approximately $6,134,000 of such net proceeds in satisfaction of the cash purchase price for the Resort and approximately $887,000 in closing costs associated with the acquisition and the offering. The cash and cash equivalents on hand at March 31, 1996 and the remaining proceeds from the offering of approximately $3,279,000 are anticipated to be sufficient to conduct operations and satisfy current debt financing obligations for at least the next eighteen months.

Certain oral and written statements of management of the Company included in this Form 10-QSB/A and elsewhere may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations. The forwardlooking statements included herein and elsewhere are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. In particular the assumptions assume favorable weather conditions in Breckenridge, Colorado, continued popularity of winter sports, including skiing, the continued ability of Resort management to maintain and increase revenues from the Resort's operations, continued popularity of country music and the country lifestyle associated with country music and favorable, economic, competitive and market conditions for the Company's business operations. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statement, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                               PART II

                          OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K
     (A)  Exhibits
          Exhibit 27          Financial Data Schedule
     (B) Form 8-K filed during the quarterly period ended March 31, 1996:

On February 13, 1996 the Registrant filed a Form 8-K with respect to the acquisition of The Village at Breckenridge Resort.

                             SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Hickory Valley, Tennessee, on the 18th day of June 1996.


                         NASHVILLE COUNTRY CLUB, INC.
                         By:  /s/ Thomas Jackson Weaver III
                         Thomas  Jackson Weaver III Chairman  of  the
                         Board, Chief
                         Executive Officer and President