Form 10QSB
period 1996-06-30
NASHVILLE COUNTRY CLUB INC
filed 1996-08-14
CIK 913201

FORM 10-QSB

               U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.

                                20549

                             (Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange
                            Act of 1934.

            For the quarterly period ended June 30, 1996
    Transition report under Section 13 or 15(d) of the Securities
                        Exchange Act of 1934.

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

Yes   X                       No

As of June 30, 1996, the Registrant had outstanding 4,590,435 shares of Common Stock, no par value per share.

Transitional Small Business Disclosure Format (check one)

Yes                      No   X


            NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES



                          Table of Contents



                   PART I:  Financial Information


Item 1: Financial Statements:

   Consolidated Balance Sheets                                     3

   Consolidated Statements of Operations                           4

   Consolidated Statements of Cash Flow                            5

Notes to Consolidated Financial Statements                         7

Item 2: Management's Discussion and Analysis or Plan of Operation  9



                     PART II: Other Information


   Signature                                                      12
            NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

                               Part I
                        Financial Information

Item 1.        Financial statements

                     Consolidated Balance Sheets


                                               June 30,       December
                                                                31,

                                              1996           1995
                                              (Unaudited
                                                  )
Current assets
 Cash and cash equivalents                             $     3,158,498         $     235,711
 Accounts receivable                                         872,496               -
 Inventories                                                 452,693               120,554
 Prepaid expenses and other current                          210,290               7,190
assets
   Total current assets                                      4,693,977               363,455

Property, plant, and equipment, at cost
 Land                                                        12,827,521               800,000
 Buildings and improvements                                  15,966,149               1,351,439
  Furniture, fixtures, restaurant                              2,486,677               508,495
equipment, and other equipment
                                                             31,280,347               2,659,934
  Less accumulated depreciation and                            (321,729)               (129,202)
amortization
                                                             30,958,618               2,530,732

Other assets
 Intangibles, net                                            2,330,657               138,412
 Other assets                                                49,025

Total assets                                           $     38,032,277         $     3,032,599

Current liabilities
 Current portion of long-term debt                     $     265,000         $     -
 Notes payable                                               -               250,000
 Accounts payable                                            889,624               138,595
 Accrued payroll and related taxes                           789,106               -
 Advanced deposits                                           349,340               -
 Due to homeowners                                           92,525               -
 Accrued interest                                            150,052               -
 Other accrued expenses                                      272,589
                                                             116,046
   Total current liabilities                                 2,808,236               504,641

Long-term debt, net of current portion                       20,288,325               -
Capital lease obligation                                     733,000               733,000

Stockholders' equity
  Preferred stock, no par value; authorized
1,000,000 shares, 334,285 of Series A
convertible preferred stock issued and                       10,000
outstanding, $10,029 liquidation                             10,000
preference
  Common stock, no par value; authorized
20,000,000 shares, 1,470,000 shares
issued and outstanding; 4,590,435 shares                     16,623,033
issued and outstanding pro forma                             3,224,747
 Accumulated deficit                                         (2,430,317)               (1,439,789)
   Total stockholders' equity                                14,202,716               1,794,958

Total liabilities and stockholders'                    $     38,032,277         $     3,032,599
equity
            NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations (Unaudited)

                                                    Pro Forma (See Note
                                Six Months Ended             B)
                                                      Six Months Ended
                                             June                 June
                              30,                   30,
                                   1996       1995       1996       1995

Revenue
 Room                                 $ 485,701        $ -     $          $
                                                    6,226,187  4,955,773
 Food and beverage                      1,380,108          1,132,284                     3,377,395
                                                    3,793,637
 Commercial leasing                     207,141          -
                                                    957,340    903,110
 Other                                  221,251          -
                                                    1,463,324  391,866
   Total revenue                        2,294,201          1,132,284
                                                    12,440,48  9,628,144
                                                    8

Departmental expenses
 Rooms                                  465,960          -
                                                    3,800,460  3,069,381
 Food and beverage                      1,336,317                     3,181,155
                                         901,279               2,663,603
 Other                                  266,888          -
                                                    1,362,130  348,369
   Total departmental                   2,069,165          901,279
expenses                                            8,343,745  6,081,353

Departmental profit                     225,036          231,005
                                                    4,096,743  3,546,791

Undistributed operating
expenses
 Sales and marketing                    225,751          -
                                                    463,171    342,066
 General and administrative             535,707          686,304
and other                                           1,511,893  1,977,955
 Depreciation                           192,527          55,851
                                                    462,592    448,805
                                        953,985          742,155
                                                    2,437,656  2,768,826

   Gross operating (loss)               (728,949)          (511,150)
profit                                              1,659,087  777,965

Other income (expenses)
 Interest, net                          (231,236)          16,532
                                                    (830,097)  (959,171)
 Property taxes                         (30,343)          -
                                                    (137,176)  (46,664)
   Total other income                   (261,579)          16,532
(expenses)                                          (967,273)  (1,005,83
                                                               5)

Net (loss) income                     $ (990,528)        $ (494,618)     $          $
                                                    691,814    (227,870)

Weighted average shares                 2,459,660          1,470,000
outstanding                                         4,590,435  4,590,435

Earnings (loss) per common
share                         (.40)      (.34)      .15        (.05)
            NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations (Unaudited)

                                                    Pro Forma (See Note
                               Three Months Ended     B) Three Months
                                                           Ended
                                             June                 June
                              30,                   30,
                                   1996       1995       1996       1995

Revenue
 Room                                 $ 485,701        $ -     $          $
                                                    1,105,212  881,430
 Food and beverage                      874,847          587,057
                                                    1,177,424  1,082,060
 Commercial leasing                     207,141          -
                                                    407,433    353,945
 Other                                  211,270          -
                                                    378,558    99,922
   Total revenue                        1,778,959          587,057
                                                    3,068,627  2,417,357

Departmental expenses
 Rooms                                  465,960          -
                                                    884,313    698,838
 Food and beverage                      981,915          449,681                     917,969
                                                    1,267,846
 Other                                  266,888          -
                                                    407,819    65,214
   Total departmental                   1,714,763          449,681
expenses                                            2,559,978  1,682,021

Departmental profit                     64,196          137,376
                                                    508,649    735,336

Undistributed operating
expenses
 Sales and marketing                    225,751                     275,763
                                         -                     153,422
 General and administrative             302,551          340,964
and other                                           543,923    925,868
 Depreciation                           163,422          27,889
                                                    237,048    224,404
                                        691,724          368,853
                                                    1,056,734  1,303,694

   Gross operating (loss)               (627,528)          (231,477)
profit                                              (548,085)  (568,358)

Other income (expenses)
 Interest, net                          (233,198)          5,591
                                                    (379,606)  (473,978)
 Property taxes                         (30,343)          -
                                                    (68,588)   (23,332)
   Total other income                   (263,541)          5,591
(expenses)                                          (448,194)  (497,310)

Net (loss) income                     $ (891,069)        $ (225,886)     $          $
                                                    (996,279)  (1,065,66
                                                               8)

Weighted average shares                 1,964,830          1,470,000
outstanding                                         4,590,435  4,590,435

Earnings (loss) per common
share                         (.45)      (.15)      (.22)      (.23)
            NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

          Consolidated Statements of Cash Flow (Unaudited)

                                                 Six Months Ended
                                                               June
                                              30,

                                              1996         1995
Net loss                                             $            $
                                              (990,528     (494,618
                                              )            )
  Adjustments to reconcile net loss to net
cash used by operating activities
   Depreciation and amortization
                                              192,527      68,673
   Changes in assets and liabilities
     Accounts receivable
                                              16,649       -
     Inventory
                                              (106,741     (4,317)
                                              )
     Prepaid expenses
                                              (203,100     12,374
                                              )
     Other assets
                                              89,387       (17,070)
     Accounts payable and accrued
expenses                                      (915,479     (214,853
                                              )            )

                                              (926,757     (155,193
                                              )            )
       Net cash used by operating
activities                                    (1,917,2     (649,811
                                              85)          )

Cash flows from investing activities
 Acquisition of the Resort, net of cash
acquired                                      (6,148,1     (34,703)
                                              58)
       Net cash used by investing
activities                                    (6,148,1     (34,703)
                                              58)

Cash flows from financing activities
 Proceeds from sale of units
                                              11,300,6     -
                                              61
 Payments on debt
                                              (312,431     -
                                              )
       Net cash provided by financing
activities                                    10,988,2     -
                                              30

Net decrease in cash and cash equivalents
                                              2,922,78     (684,514
                                              7            )

Cash and cash equivalents - beginning of
period                                        235,711      1,046,70
                                                           9

Cash and cash equivalents - end of period            $            $
                                              3,158,49     362,195
                                              8


            NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


NOTE A - BASIS OF PRESENTATION

The  accompanying  unaudited  consolidated  financial  statements  of
Nashville  Country Club, Inc. (the "Company") have been  prepared  in accordance with generally accepted accounting principles for  interim financial  information and with the instructions to Form  10-QSB  and
Item  310(b) of Regulation S-B under the Securities Exchange  Act  of
1934.   Accordingly, they do not include all of the  information  and footnotes  required by generally accepted accounting  principles  for complete  financial  statements.  In the opinion of  management,  all adjustments  (consisting  of  normal recurring  accruals)  considered
necessary  for  a  fair presentation have been  included.   Operating
results  for the three months ended June 30, 1996 are not necessarily indicative  of the results that may be expected for the  fiscal  year ending  December  31, 1996.  For further information,  refer  to  the consolidated financial statements and footnotes thereto  included  in the Company's Form 10-KSB for the year ended December 31, 1995.


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

Intangibles are being amortized over 15 years. The unaudited pro forma results of operations at June 30, 1996 and 1995 included in the accompanying consolidated financial statements include the results of operations of the Resort assuming that the acquisition was effective January 1, 1995. A portion of the purchase price was satisfied with proceeds from the public offering (Note E).


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

             Notes to Consolidated Financial Statements


NOTE D - INCOME TAXES

The Company calculates and records the amounts of income taxes payable or refundable currently or in future years for temporary differences between the financial statement basis and income tax basis based on the current enacted tax laws. No provision for income taxes has been provided in the accompanying consolidated financial statements as the Company has net operating loss carryforwards to offset future net income. The deferred tax asset of approximately $935,000 for the remaining net operating losses would be fully impaired as a result of the uncertainty as to their ultimate utilization. Therefore, the accompanying consolidated financial statements would not differ.


NOTE E -SECURITIES OFFERING

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

In  May 1996, the underwriter exercised its overallotment option  and
acquired  an  additional  151,455  units.   Net  proceeds  from   the
exercising of the overallotment were approximately $1,300,000.
 Item 2.  Management's Discussion and Analysis or Plan of Operation


Nashville Restaurant Operations

Total net sales for the six months ended June 30, 1996 were approximately $1,085,000 compared to $1,132,000 for the same six month period in the prior year. The overall decrease is due to poor winter weather conditions in Nashville. Food and beverage expenses decreased, as a percent of revenue, to 31% in 1996 from 34% for the same period in 1995. The decrease in expenses and overall increase in departmental profit was due primarily to improved operating efficiencies.

Pro Forma Operations

On a pro forma basis, assuming the acquisition of the Resort, as of January 1, 1995, revenues for the six months ended June 30, 1996 increased 29% from $9,628,000 for the six months ended June 30, 1995 to $12,440,000 for the six months ended June 30, 1996. The increase of 30% was primarily due to an increase in room and other revenues. The increase in room revenues is due in part to the acquisition of additional living units under management contracts and overall increased occupancy and increased average rates for rooms. The increase in other revenues was primarily due to improved operations of A Travel Company, a full service travel agency owned and operated by the Resort and income from special events packages.


Changes in expenses as if the acquisition was effective January 1, 1995 are as follows:

  Food and beverage expenses as a percentage of food and beverage revenues increased from 79% at June 30, 1995 to 84% at June 30,
  1996. This increase is primarily due to integrating food and beverage operations of the Resort into the combined entity including training. Other expenses increased primarily due to an increase in special events packages.

  Other expenses remained relatively stable on a quarter to quarter basis.

  Net income, on a proforma basis, for the first six months of 1996 increased to $692,000 from a $(228,000) loss for the first six months of 1995 due to increased Resort revenues and improved operating efficiencies.

The Resort's results of operations are affected by seasonality in its business, primarily to the extent that revenues and operating profits may be lower in the spring, summer and fall months than in the winter months. Historically, the first quarter of the year is the most profitable with other quarters' earnings significantly less or in a loss position. The second quarter is historically the least profitable. The third quarter should improve due to increased revenues during the summer months.
 Item 2.  Management's Discussion and Analysis or Plan of Operation



Liquidity and Capital Resources

As of June 30, 1996, the Company had cash and cash equivalents and marketable securities of approximately $3,158,000 and working capital of approximately $1,886,000. On April 29, 1996, the Company completed a public offering resulting in the Company receiving proceeds of approximately $11,600,000. The Company paid approximately $6,467,000 of such net proceeds in satisfaction of the cash purchase price for the Resort and approximately $887,000 in closing costs associated with the acquisition and the offering. The cash and cash equivalents on hand at June 30, 1996 are anticipated to be sufficient to conduct operations and satisfy current debt financing obligations for at least the next eighteen months.

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

                               PART II

                          OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K
     (A)  Exhibits
          Exhibit 27          Financial Data Schedule
     (B) Form 8-K's filed during the quarterly period ended June 30, 1996:

For 8-K and Form 8-K/A filed May 17, 1996 and May 30, 1996, respectively, with respect to changes in registrant's certifying accountant.

Form 8-K filed May 18, 1996 with respect to the acquisition of the Village at Breckenridge Resort (the Resort) including financial statements of the Resort and Proforma Incorporated by reference from the Registrant's registration statement on Form SB-2 (Registration No. 33-97890).




                             SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Hickory Valley, Tennessee, on the 14th day of August 1996.


                         NASHVILLE COUNTRY CLUB, INC.
                         By:  /s/ Thomas Jackson Weaver III
                         Thomas  Jackson Weaver III Chairman  of  the
                         Board, Chief
                         Executive Officer and President