Form 10QSB
period 1996-09-30
NASHVILLE COUNTRY CLUB INC
filed 1996-11-15
CIK 913201

FORM 10-QSB

               U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.

                                20549

                             (Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange
                            Act of 1934.

          For the quarterly period ended September 30, 1996
    Transition report under Section 13 or 15(d) of the Securities
                        Exchange Act of 1934.

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

Yes   X                       No

As of September 30, 1996, the Registrant had outstanding 4,590,435 shares of Common Stock, no par value per share.

Transitional Small Business Disclosure Format (check one)

Yes                      No   X


            NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES



                          Table of Contents



                   PART I:  Financial Information


Item 1: Financial Statements:

   Consolidated Balance Sheets                                     3

   Consolidated Statements of Operations                           4

   Consolidated Statements of Cash Flow                            6

Notes to Consolidated Financial Statements                         7

Item 2: Management's Discussion and Analysis or Plan of Operation  9



                     PART II: Other Information


   Signature                                                      13
            NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

                               Part I
                        Financial Information

Item 1.        Financial statements

                     Consolidated Balance Sheets

                                          September 30,     December 31,
                                              1996             1995
                                          (Unaudited)
Current assets
  Cash and cash equivalents               $1,822,640       $   235,711
  Accounts receivable                        640,196                -
  Inventories                                491,149           120,554
  Prepaid expenses and other current
   assets                                    231,552             7,190
    Total current assets                   3,185,537           363,455

Property, plant, and equipment, at cost
  Land                                    12,824,247           800,000
  Buildings and improvements              16,222,054         1,351,439
  Furniture, fixtures, restaurant
   equipment, and other equipment          2,636,677           508,495
                                          31,682,978         2,659,934
  Less accumulated depreciation and
   amortization                             (490,095)         (129,202)
                                          31,192,883         2,530,732

Other assets
  Intangibles, net                         2,236,000           138,412
  Other assets                                79,025                -

Total assets                            $ 36,693,445        $3,032,599

Current liabilities
  Current portion of long-term debt     $    280,000        $     -
  Notes payable                                   -            250,000
  Accounts payable                           909,814           138,595
  Advanced deposits                          397,214              -
  Due to homeowners                          138,357              -
  Accrued interest                           150,890              -
  Other accrued expenses                     604,766           116,046
    Total current liabilities              2,481,041           504,641

Long-term debt, net of current portion    20,067,047               -
  Capital lease obligation                   733,000           733,000
                                          23,281,088         1,237,641

Stockholders' equity
 Preferred stock, no par value;
   authorized 1,000,000 shares, 334,285
  of Series A convertible preferred
  stock issued and outstanding, $10,029
  liquidation preference                     10,000            10,000
 Common stock, no par value; authorized
  20,000,000 shares, 1,470,000 shares
  issued and outstanding; 4,590,435
  shares issued and outstanding          16,623,033         3,224,747
  Accumulated deficit                    (3,220,676)       (1,439,789)
    Total stockholders' equity           13,412,357         1,794,958

Total liabilities and stockholders'
  equity                                $36,693,445       $ 3,032,599

            NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations (Unaudited)

                                                        Pro Forma
                                                        (See Note B)
                                                        Three Months
                                  Three Months Ended        Ended
                                     September 30,      September 30,
                                   1996        1995         1995
Revenue
 Room                           $1,692,424    $   -        $1,474,148
 Food and beverage               1,446,610   517,620        1,288,869
 Commercial leasing                297,523        -           277,347
 Other                             686,899        -           162,841
  Total revenue                  4,123,456   517,620        3,203,205

Departmental expenses
 Rooms                           1,269,902        -           995,291
 Food and beverage               1,306,771   491,551        1,164,011
 Other                             709,421        -           207,740
  Total departmental expenses    3,286,094   491,551        2,367,042

Departmental profit                837,362    26,069          836,163

Undistributed operating expenses
 Sales and marketing               295,719    48,957          211,068
 General and administrative
  and other                        533,347   100,313          574,941
 Depreciation                      237,164    27,890          224,401
                                 1,066,230   177,160        1,010,410

Gross operating loss              (228,868) (151,091)        (174,247)

Other income (expenses)
 Interest, net                    (466,828)    2,962        (473,978)
 Property taxes                    (94,663)   (3,373)         (84,571)
  Total other income (expenses)   (561,491)     (411)        (558,549)

Net (loss) income                $(790,359)$(151,502)       $(732,796)

Weighted average shares
  outstanding                    4,590,435 1,470,000        4,590,435

Earnings (loss) per common share      (.17)     (.10)            (.16)

            NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations (Unaudited)

                                                    Pro Forma (See Note B)
                              Nine Months Ended       Nine Months Ended
                                 September 30,           September 30,
                               1996       1995       1996          1995
Revenue
 Room                      $ 2,178,125  $    -     $ 7,918,611 $ 6,429,921
 Food and beverage           2,826,718  1,649,905    5,240,247   4,666,264
 Commercial leasing            483,436       -       1,191,183   1,180,457
 Other                         929,378     19,494    2,213,903     574,201
   Total revenue             6,417,657  1,669,399   16,563,944  12,850,843

Departmental expenses
 Rooms                       1,735,862          -    5,070,362   4,064,672
 Food and beverage           2,643,088  1,729,766    4,487,918   4,164,550
 Other                         928,692          -    2,023,934     746,109
   Total departmental        5,307,642  1,729,766   11,582,214   8,975,331
    expenses

Departmental profit (loss)   1,110,015    (60,367)   4,981,730   3,875,512

Undistributed operating
 expenses
 Sales and marketing           521,470    143,537      758,890     647,724
 General and administrative  1,069,054    348,361    2,045,240   1,924,630
   and other
 Depreciation                  429,691     83,741      699,756     673,202
                             2,020,215    575,639    3,503,886   3,245,556

   Gross operating (loss)     (910,200)  (636,006)   1,477,844     629,956
    profit

Other income (expenses)
 Interest, net                (698,064)        -    (1,296,925)  (1,452,643)
 Property taxes               (172,623)  (10,114)     (279,456)    (137,976)
   Total other income         (870,687)  (10,114)   (1,576,381)  (1,590,619)
    (expenses)

Net (loss) income         $ (1,780,887) $(646,120)   $ (98,537) $  (960,663)

Weighted average shares      3,206,767  1,470,000    4,590,435    4,590,435
 outstanding

Earnings (loss) per common
share                             (.56)      (.44)        (.02)      (.21)

            NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

          Consolidated Statements of Cash Flow (Unaudited)
                Nine Months Ended September 30, 1996

                                                Nine Months Ended
                                                  September 30,
                                               1996         1995
Net loss                                    $(1,780,887) $  (646,120)
 Adjustments to reconcile net loss to net
  cash used by operating activities
   Depreciation and amortization                424,893       83,741
   Changes in assets and liabilities
     Accounts receivable                        232,200          -
     Inventory                                  (38,454)        (897)
     Prepaid expenses                           (21,262)      10,145
     Accounts payable and accrued
      expenses                                  179,597     (222,666)
                                                776,974     (129,677)
       Net cash used by operating
        activities                           (1,003,913)     (775,797)

Cash flows from investing activities
 Acquisition of the Resort, net of cash
  acquired                                   (7,834,936)          -
 Increase in other assets                       (25,000)       (8,142)
 Expenditures for property, plant and
  equipment                                    (393,605)      (51,083)
      Net cash used by investing
       activities                            (8,253,541)      (59,225)

Cash flows from financing activities
 Proceeds from sale of units                 11,300,661         -
 Payments on debt                              (456,278)        -
       Net cash provided by financing
         activities                          10,844,383         -

Net increase (decrease) in cash and cash
 equivalents                                  1,586,929      (835,022)

Cash and cash equivalents - beginning of
period                                          235,711      1,046,709

Cash and cash equivalents - end of period   $ 1,822,640    $   211,687

            NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Nashville Country Club, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995.

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

Intangibles are being amortized over 15 years. The unaudited pro forma results of operations at September 30, 1996 and 1995 included in the accompanying consolidated financial statements include the results of operations of the Resort assuming that the acquisition was effective January 1, 1995. A portion of the purchase price was satisfied with proceeds from the public offering (Note E).


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

             Notes to Consolidated Financial Statements


NOTE D - INCOME TAXES

The Company calculates and records the amounts of income taxes payable or refundable currently or in future years for temporary differences between the financial statement basis and income tax basis based on the current enacted tax laws. No provision for income taxes has been provided in the accompanying consolidated financial statements as the Company has net operating loss carryforwards to offset future net income. The deferred tax asset of approximately $1,200,000 for the remaining net operating losses would be fully impaired as a result of the uncertainty as to their ultimate utilization. Therefore, the accompanying consolidated financial statements would not differ.


NOTE E -SECURITIES OFFERING

On April 29, 1996, the Company completed a public offering of 1,200,000 units at $10 per unit. Each unit consisted of two shares of common stock and one redeemable common stock purchase warrant. Each redeemable common stock purchase warrant entitles the holder to purchase one share of common stock at a price of $6.25 until April 23, 2001. Net proceeds from the offering were approximately $10,800,000, a portion of which was used to pay the cash purchase price for the Resort (Note B) and expenses of the acquisition and the offering.

In  May 1996, the underwriter exercised its overallotment option  and
acquired  an  additional  154,365  units.   Net  proceeds  from   the
exercising of the overallotment were approximately $1,300,000.
 Item 2.  Management's Discussion and Analysis or Plan of Operation


General

The Company's historical financial statements include the operations of a restaurant in Nashville, Tennessee and the Resort. The results for the three-month and nine-month periods ended September 30, 1996 and 1995 are not readily comparable. The actual results for the three-month and nine-month periods ended September 30, 1995 include only operations of the Nashville restaurant. The actual results for the three-month period ended September 30, 1996 include the Nashville restaurant and the Resort. The actual results for the nine-month period ended September 30, 1996 include the operations of the Nashville restaurant for the entire nine-month period and the Resort from the date of acquisition (April 29, 1996).

Nashville Restaurant Operations

Total  net  sales for the nine months ended September 30,  1996  were approximately $1,577,000 compared to $1,649,000 for the same nine month period in the prior year. The overall decrease is due to poor winter weather conditions in Nashville and a loss of summer sales due to a drop in tourism corresponding to the Atlanta Olympic games. Food and beverage cost of goods sold decreased, as a percent of revenue, to 31% in 1996 from 33% for the same nine month period in 1995. Other departmental expenses decreased approximately $160,000 in 1996 over the same nine month period in 1995 due to improved operating efficiencies and a greater emphasis on controlling labor and other costs at the Nashville restaurant.

Departmental profit for the Nashville restaurant improved from a loss of (60,000) for the first nine months of 1995 to a profit of $71,000 for the same period for 1996 due to improved operating efficiencies.

Pro Forma Operations

On a pro forma basis, assuming the acquisition of the Resort, as of January 1, 1995, revenues for the nine months ended September 30, 1996 increased 29% from $12,851,000 for the nine months ended September 30, 1995 to $16,564,000 for the nine months ended September 30, 1996. The increase is primarily due to an increase in room and other revenues. The increase in room revenues is due in part to the acquisition of additional living units under management contracts and overall increased occupancy and increased average rates for rooms. The increase in other revenues was primarily due to improved operations of A Travel Company, a full service travel agency owned and operated by the Resort and revenue from special events packages.

Room revenues and food and beverage revenues were negatively inpacted in the third quarter by a last minute cancellation of a major government group. This resulted in an irreplaceable loss of 663 room nights, equating to approximately $100,000 in revenues.


Changes in expenses as if the acquisition was effective January 1, 1995 are as follows:

  Food and beverage expenses as a percentage of food and beverage revenues decreased from 89% at September 30, 1995 to 86% at September 30, 1996. This decrease is primarily due to improved operating efficiencies and inventory controls and increased banquet sales which have a higher profit margin. Other departmental expenses increased primarily due to an increase in special events packages and to the increase cost of sales associated with the increase in travel agency operations.

  Prior to the acquisition of the Resort by the Company, two special events outdoor concerts were contracted to be held in the third quarter. These first year events were negatively impacted by adverse weather and, together, had expenses that were $92,000 greater than corresponding special events revenue.

  Sales and marketing expenses increased approximately $111,000 for the nine months ended September 30, 1996 over the same period in 1995. The increase is primarily due a greater sales effort at the Resort which is focused on increasing the advanced reservation pace for 1997.

  Interest expense decreased approximately $156,000 for 1996 over the same nine month period in 1995 as the Resort continues to reduce its debt levels.

  Other expenses remained relatively stable on a quarter to quarter basis.

  Net  loss,  on  a  proforma basis, decreased form  a  net  loss  of
  $(961,000) for the first nine months of 1995 to a net loss of $(99,000) for the first nine months of 1996. The improvement is due primarily to increased revenues and improved operating efficiencies.

The Resort's results of operations are affected by seasonality in its business, primarily to the extent that revenues and operating profits may be lower in the spring, summer and fall months than in the winter months. Historically, the first quarter of the year is the most profitable with other quarters' earnings significantly less or in a loss position.

Liquidity and Capital Resources

As of September 30, 1996, the Company had cash and cash equivalents and marketable securities of approximately $1,823,000 and working capital of approximately $704,000. On April 29, 1996, the Company completed a public offering resulting in the Company receiving proceeds of approximately $12,100,000. The Company paid approximately $6,467,000 of such net proceeds in satisfaction of the cash purchase price for the Resort and approximately $887,000 in closing costs associated with the acquisition and the offering. The cash and cash equivalents on hand at September 30, 1996 are anticipated to be sufficient to conduct operations and satisfy current debt financing obligations for at least the next eighteen months.

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

                               PART II

                          OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K
     (A)  Exhibits
          Exhibit 27          Financial Data Schedule
     (B) Form 8-K's filed during the quarterly period ended September 30, 1996:

There were no 8-Ks filed in the third quarter of 1996.


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