Form 10KSB40
period 1996-12-29
NASHVILLE COUNTRY CLUB INC
filed 1997-04-14
CIK 913201

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-KSB
[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM                 TO

                             COMMISSION FILE NUMBER
                                    0-22582

                          NASHVILLE COUNTRY CLUB, INC.
                 (Name of Small Business Issuer in its Charter)

         TENNESSEE                                              62-1535897
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                             identification no.)

     402 HERITAGE PLANTATION WAY
      HICKORY VALLEY, TENNESSEE                                   38042
(Address of principal executive offices)                        (Zip Code)

        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (901) 764-2300
       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      COMMON STOCK, NO PAR VALUE PER SHARE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO    .
                                               ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                               ---

         The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock as reported on March 27, 1997 on the Nasdaq National Market of the National Association of Securities Dealers, Inc.) was approximately $18,820,300.

         As of March 31, 1997, 4,590,435 shares of the registrant's Common Stock were outstanding.

           Transitional Small Business Disclosure Format (Check One):

                                Yes     No  X
                                   ---     ---

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant's 1997 annual meeting of shareholders, have been incorporated by reference in Part III of this report.

                                     PART I

ITEM 1.          DESCRIPTION OF BUSINESS.

BACKGROUND AND BUSINESS STRATEGY

         Nashville County Club, Inc. (the "Company") was organized in June 1993 to engage in entertainment-related activities. The Company's business strategy is to create a diversified entertainment company that operates in five divisions: resorts, restaurants, concert promotion and production, corporate entertainment marketing and events and television programming.

         The Company commenced operations with the opening of its first restaurant in Nashville, Tennessee in November 1994. This restaurant serves moderately priced American-style food and beverages in an environment that offers customers an opportunity to experience the look, sound, feel and excitement of the country music segment of the entertainment industry. The Nashville Country Club restaurant creates this environment primarily through the use of recorded traditional and contemporary country music, a decor which features country music collectibles and art and a clientele that includes country music entertainers and music industry professionals. The Company is developing plans to construct a 107-room hotel adjacent to the Nashville Country Club restaurant targeted to travelers in the music and tourism industries.

         In April 1996, the Company acquired The Village at Breckenridge Resort (the "Resort") located in Breckenridge, Colorado. The Resort consists primarily of the 60-room Village Hotel, the 71-room Breckenridge Mountain Lodge, nine restaurants and taverns and 120,000 square feet of commercial and meeting space. The Company also acquired other assets associated with the Resort, including a travel agency and property management contracts relating to the management of approximately 315 single family homes and residential condominium units. Approximately 220 of such units and the 60 rooms in the Village Hotel are operated as Wyndham Resort units under a franchise agreement with Wyndham Hotel Company, Ltd.

         In August 1996, the Company entered into an agreement in principle with East West Partners to redevelop certain residential and commercial facilities at the Resort.

         In December 1996, the Company entered into an agreement in principle to acquire Avalon Entertainment Group, Inc., an entertainment company specializing in the production of live entertainment events and entertainment marketing programs for corporate clients. See "Recent Developments."

OVERVIEW

         Growth of the Entertainment Industry. The Company believes that a number of factors, including technological advances resulting in the increased availability and expanded capabilities of entertainment delivery systems (such as VCRs, cable television, personal computers, home entertainment systems and game cartridges and compact personal stereos) and the continued growth of a global electronic mass media network, have combined to dramatically increase the visibility of entertainment products (such as professional sports, movies, television programming and pre-recorded music) and related personalities in American popular culture, which in turn has resulted in a significant increase in the manner and extent to which such products and personalities impact that culture.

         Commercialization of Popular Culture. Historically, goods and services often have been marketed, directly or indirectly, to appeal to certain lifestyles, in particular as a means of enabling the consumer to create, experience or validate, even if only temporarily, a desired lifestyle or self-image. The Company believes that, in part because of the pervasiveness of entertainment products and personalities in our popular culture, an increasing number and variety of products and services are being successfully marketed in this manner through reference to or association with those entertainment products and personalities which the advertiser believes most accurately convey the desired message or image to the consumer.

RESORT OPERATIONS

         The Resort is situated on approximately 16 acres between the base of the Breckenridge Ski Area and historic Main Street at the south end of the town of Breckenridge, Colorado. The Resort consists of the 60-room Village Hotel, the 71-room Breckenridge Mountain Lodge, nine restaurants and taverns and 120,000 square feet of commercial and meeting space. The Company also manages approximately 220 condominium units located in the Resort complex and approximately 95 additional single family homes and residential condominium units in Breckenridge, Colorado. The 60 rooms in the Village Hotel and 220 of the residential units managed by the Company are operated as Wyndham Resort units pursuant to a ten-year franchise agreement with Wyndham Hotel Company, Ltd. Management believes that the Resort is one of the premier year-round destination resorts in the Rocky Mountains, offering guests a multi-day entertainment experience where they can stay in the Resort's lodging accommodations, eat in the Resort's restaurants, shop in the Resort's retail stores, enjoy live entertainment and participate in a variety of outdoor activities.

         Visitors to the Resort in the winter can participate in downhill skiing, cross-country skiing, snowboarding, ice skating on the Resort's Maggie Pond, dog sledding and other winter activities. The Resort is also a frequent host for major international winter events, such as the recent "Chevy Astro Kingdom Classic Alpine World Cup" and the "International Snow Sculpturing Championship." In the summer, the Resort is a frequent headquarters for world-class fly fishing, whitewater rafting, golf, mountain biking and other popular outdoor activities. In addition, the Resort's concert venues provide summer visitors with a variety of entertainment options. During the summer months, the Resort is a regular host to holiday festivals and special events, including "Genuine Jazz in July," "Fourth of July Great American Music Festival" and the "Labor Day Weekend Blues Festival." Management believes that the acquisition of Avalon Entertainment Group, Inc. ("AEG") (see "Recent Developments") will provide the Company with opportunities to increase the number and quality of entertainment events held at the Resort.

         The Resort offers a wide variety of lodging accommodations. Resort guests can chose from standard hotel rooms to condominium units with fully equipped kitchens to luxury homes. The Resort's amenities include a health club, 2 swimming pools, 11 hot tubs, a billiards room and video arcade and access to the Breckenridge Ski School, backstage theater, daycare center and childrens' programs. The Resort's 87,000 square feet of commercial space offers guests and visitors a wide variety of shopping options in over 30 retail establishments, including retail shops, specialty food, gift and convenience stores and ski and mountain bike rental shops. The Resort also features a full service recreation center. Resort guests can arrange a wide variety of moderate to high adventure activities through the recreation center, including golf, whitewater rafting, Jeep tours, gold panning and nature walks in the summer, and skiing, ice skating, sleigh rides, snowmobiling and dog sledding in the winter. The Resort also operates a full service travel agency known as "A Travel Company." A Travel Company offers a unique opportunity to provide guests and visitors to the Resort "one-stop shopping" for lodging, transportation and entertainment needs. The Resort's travel specialists can arrange discount airfares, airport transfers, car rentals, lift tickets, ski lessons and equipment rentals. Most major airlines serve Denver and Colorado Springs airports, both located approximately 2 hours from the Resort.

         Management believes that the Resort's setting in the Rocky Mountains and its wide range of accommodations makes the Resort an ideal location for conferences and training and executive retreats. In 1997, it is anticipated that these meetings will provide approximately 36,000 room nights and approximately $1.5 million in banquet food and beverage revenues to the Resort, primarily in the non-ski season months. The Resort features 18 meeting rooms with approximately 33,000 square feet of meeting space and a full range of convention services, including state-of-the-art audio/visual equipment, a fully equipped business center and extensive catering facilities. The Resort also features the Breckenridge Outdoor Education Center, which provides indoor and outdoor corporate team building activities and challenging courses to fit a corporate group's objectives.

         The Resort offers 11 restaurants and taverns located throughout the Resort, 8 of which are owned and operated by the Resort and 2 of which are operated in commercial space leased from the Resort. The Resort's restaurants and taverns offer a wide variety of dining experiences, from the Village Pasta Company, offering Italian cuisine and award winning pizza, to the Breckenridge Cattle Company, offering steaks, seafood and prime rib. Throughout the ski season, guests and visitors to the Resort can also enjoy live entertainment in many of the Resort's dining establishments.

         Breckenridge, Colorado, located in Summit County, continues to grow as a year-round destination location. Vail Resorts, Inc. recently acquired Breckenridge ski area, the second most popular ski area in North America. Management believes that Vail Resort's aggressive expansion into Summit County and strong marketing programs should increase worldwide awareness of, and increased visits to, Summit County, thereby expanding demand for commercial and residential space in the area. The Resort is well positioned to capitalize on this growth.

         In August 1996, the Company entered into an agreement in principle with East West Partners to develop residential and commercial facilities located at the Resort. Under the terms of the arrangement, the Company will contribute undeveloped land and commercial space to the venture and East West Partners will manage master planning, development, construction, funding and sales.

         The Company is exploring other opportunities to acquire equity interests in destination resort facilities that would compliment the Company's business strategy.

RESTAURANT OPERATIONS AND DEVELOPMENT

         The Nashville Country Club restaurant combines progressive and traditional recorded country music and broadly appealing American-style food at moderate prices in a highly-charged, informal atmosphere. The restaurant has a seating arrangement designed to provide a feeling of spaciousness and involvement. The ambience is enhanced by the display of country music collectibles and art. The Nashville Country Club restaurant does not feature live musical performances or a dance floor.

         As a part of the Company's goal of creating an overall attractive environment that appeals to dining customers, the Company has positioned its Nashville restaurant as a preferred location for informal dining by country music artists and music industry professionals as well as a site for country music industry special events, such as parties to celebrate "#1" records. Since the opening of the Company's Nashville restaurant, the restaurant has hosted numerous special events including MCA Record Company's publicity party for George Strait, Curb Record Company's party for Tim McGraw, Atlantic Record Company's platinum party for Confederate Railroad, Buckhorn Publishing Company's Beatles Album release party, the Dove Awards party for Benson Music and the Gospel Music Association's party for EMI. None of the above-mentioned organizations is actively endorsing or promoting the Company's restaurant.

         The Nashville restaurant operates seven days a week, opening at 11:00 a.m., continuing operations throughout the lunch/afternoon and dinner/evening hours and closing in the late evening, and accommodates 180 dining seats with an additional 45 seats at the bar. The menu features both lunch and dinner specialties of the day with a broad range of appetizers, salads, soups, sandwiches, main dinner entrees and desserts with certain regional specialty items. The bar offers full bar service and selection of alcoholic and nonalcoholic beverages throughout the day and evening.

RECENT DEVELOPMENTS

         In December 1996, the Company entered into an agreement in principle to acquire Avalon Entertainment Group, Inc. ("AEG"), an entertainment company specializing in the production of live entertainment events and entertainment marketing programs for corporate clients. The Company expects to pay the proposed purchase price for AEG of approximately $6.0 million through a combination of $2.4 million in cash and $3.6 million in shares of the Company's Common Stock. The Company's strategy is to use AEG to arrange and promote live entertainment events to be staged at the Resort and other destinations owned by the Company. The Company believes that by providing access to premium entertainment acts, AEG will allow the Company's facilities to develop brand-name identity as premier entertainment destinations.

         The Company is currently developing plans to construct an all-suite hotel adjacent to its Nashville Country Club restaurant in the music-row area of Nashville, Tennessee. The hotel will consist of 107 units aimed at travelers in the music and tourism industries.

OTHER ACTIVITIES

         In November 1993, the Company entered into an agreement with the Nashville Songwriters Foundation, Inc. (the "Foundation") pursuant to which the Company agreed to manage certain activities of the Foundation, including activities in connection with the development, financing, construction and management of a facility to house the Nashville Songwriters' Hall of Fame (the "Hall of Fame"), which is operated by the Foundation. In consideration for these services, the Company will be entitled to receive a management fee equal to 10% of the gross revenues received by the Foundation (excluding interest income) in connection with the development and operation of the Hall of Fame. The Company's agreement with the Foundation is for successive one-year terms which renew automatically unless terminated in advance by either party. The Foundation currently is continuing to explore possible locations for the Hall of Fame; however, the Company does not anticipate that its relationship with the Foundation will develop significantly during fiscal 1997.

TRADEMARKS

         The Company has licensed from its founder, Thomas J. Weaver III, the exclusive right to use and eventually acquire for nominal consideration the trademark NASHVILLE COUNTRY CLUB and the related logo design. On July 11, 1995, the U.S. Patent and Trademark Office ("PTO") issued a Certificate of Registration for the trademark. The trademark registration is valid for ten years and may be renewed for an unlimited number of ten-year periods provided that the Company continues to use the trademark. There can be no assurance, however, that the trademark does not or will not violate the proprietary rights of others, that any registration of the trademark or the Company's use thereof will be upheld if challenged, or that the Company will not be prevented from using the trademark, any of which could have a material adverse effect on the Company.

REGULATION AND LICENSES

         The Company is subject to federal, state and local laws affecting its business, including various health, sanitation and safety standards, as well as regulation of the sale of alcohol and beer. The failure to receive or retain, or delay in obtaining, a license to serve alcohol and beer in a particular location could adversely affect the Company's operations in that location and impair the Company's ability to obtain licenses elsewhere. Restaurants in most states, including Tennessee and Colorado, are subject to "dram shop" laws and legislation which impose liability on licensed alcoholic beverage servers for injuries or damages caused by their negligent service of alcoholic beverages to a visibly intoxicated person or to a minor, if such service is the proximate cause of the injury or damage and such injury or damage is reasonably foreseeable. While the Company maintains liquor liability insurance as part of its existing comprehensive general liability insurance, which management believes is adequate to protect against such liability, there can be no assurance that it will not be subject to a judgment in excess of such insurance coverage or that it will be able to continue to maintain such insurance coverage at reasonable costs. The imposition of a judgment substantially in excess of the Company's insurance coverage would have a material adverse effect on the Company. The failure or inability of the Company to maintain insurance coverage could materially and adversely affect the Company. The Americans with Disabilities Act (the "ADA") prohibits discrimination on the basis of disability in public accommodations and employment. The Company took into account the requirements of the ADA in the construction of the Nashville restaurant; however, the Company could be required to further modify the restaurant's physical facilities to comply with the provisions of the ADA.

COMPETITION

         In general, the businesses in which the Company currently competes are highly competitive. The Resort competes with other resort facilities in Breckenridge, Colorado and Summit County which have greater financial and other resources than the Resort. Some of the Resort's competitors have been in operation for longer periods than the Resort and have greater marketing, personnel and other resources than the Resort. The success of the Resort is dependent on a variety of factors, including the ability of the managers of the Resort to attract visitors to the Resort on a year-round basis. The restaurant industry in which the Company competes is also highly competitive. The Company believes that the principal competitive factors within the restaurant industry generally include uniqueness and perceived quality of the restaurant, its proximity to a densely populated area, the atmosphere and cleanliness of the establishment and the quality of food, beverage and entertainment available. The Company believes its attention to and emphasis on providing recorded country music of the highest quality, the exhibition of country music collectibles and art, the service of high quality, broadly appealing American-style food and beverages at moderate prices and the merchandising of the Company's trademarked fashionwear are factors that differentiate the Nashville Country Club restaurant from other restaurant entertainment experiences. The Company believes that the principal competitive factors within the entertainment industry generally include the uniqueness and perceived quality of the entertainment offering or attraction, consumer preferences and changes in the type and number of entertainment offerings.

SEASONALITY

         The Company's quarterly results of operations are affected by seasonality in its operating divisions and fluctuations in the costs of food, labor, employee benefits and similar costs over which the Company has limited or no control. The business of the Resort, for instance, is highly seasonal, with the Resort receiving the majority of its revenues during the period from November to April. The Company's business also may be affected by the timing of its acquisitions and inflation.

EMPLOYEES

         The Company presently has approximately 440 full-time and part-time employees. It is the Company's intention to manage its growth consistent with its ability to attract and retain qualified employees to manage its operations. The Company believes that its relationship with its employees is good.


ITEM 2.          DESCRIPTION OF PROPERTY.

         The Company's executive offices are located in Hickory Valley, Tennessee in a building owned by a limited partnership, the general partner of which is a corporation owned by Thomas J. Weaver III and Frank A. McKinnie Weaver, Sr., officers and directors of the Company, and of which they also are limited partners. The limited partnership does not charge the Company rent for its executive offices.

         The Company leases the real property on which the Nashville restaurant is located pursuant to a lease agreement that expires in September 2013. The lease agreement contains an option to purchase the property at a purchase price of $733,000. The Company currently intends to exercise its option to purchase the property and is presently evaluating the timing of such purchase. The current monthly lease payments are approximately $9,750.

         In April 1996, the Company acquired certain properties in Breckenridge, Colorado which comprise The Village at Breckenridge Resort. The Resort consists primarily of the 60-room Village Hotel and the 71-room Breckenridge Mountain Lodge, which includes 24 dorm-style employee housing units and a 126-seat restaurant and bar with associated retail services. The Resort's other primary facilities consist of nine restaurants and taverns. These restaurants include The Village Pub, a 150-seat restaurant, Village Pasta Company, a 131-seat restaurant, Cattle Company, a 134-seat restaurant, Cafe Breck, an 80-seat restaurant, J.T. Pounders, a 110-seat bar, the Maggie, a 500-seat cafeteria and bar, and Gold Strike Saloon, an apres-ski bar and function space.

         In addition to the hotels and restaurants described above, the Company also acquired certain commercial space used in connection with the Resort. The commercial space consists of approximately 33,000 rentable square feet of meeting and conference space and 87,000 rentable square feet of retail shopping space. To serve conventions, the Commercial Space has one ballroom with approximately 6,700 square feet. The Resort also includes two swimming pools, a health club, 30 retail shops leased to retail tenants located in the "Bell Tower Mall" and in other commercial properties within the Resort and a pond known as the "Maggie Pond," which serves as an ice skating rink in the winter and a concert stage in the summer.

ITEM 3.          LEGAL PROCEEDINGS.

         The Company is not involved in any material legal proceedings.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 29, 1996.

                                    PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) The Common Stock is quoted on the Nasdaq National Market under the symbol NCCI. On March 27, 1997, the last reported sale price of the Common Stock was $5.50 per share. The following table sets forth the range of high and low sales prices of the Common Stock during each quarterly period within the two most recent years, as reported on the Nasdaq National Market.

                                                        High                Low
                                                        ----                ---
1996

 First Quarter                                         $6 1/2                $5

 Second Quarter                                         8 1/4           4 33/64

 Third Quarter                                          6 3/8                 4

 Fourth Quarter                                         5 7/8             3 3/8

1995

 First Quarter                                         $7 1/2            $4 1/4

 Second Quarter                                         7 3/4             5 1/2

 Third Quarter                                              8                 5

 Fourth Quarter                                         6 3/4                 5


         (b) The approximate number of holders of record of Common Stock on March 15, 1997 was 85.

         (c) The Company has not paid or declared cash distributions or dividends and does not intend to pay cash dividends on the Common Stock in the foreseeable future. The Company currently intends to retain all earnings to finance the development and expansion of its operations. The declaration of cash dividends in the future will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other relevant factors.

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and notes thereto included in Item 7.

GENERAL

         The Company has pursued an aggressive growth strategy since its formation in 1993. The Company opened its first Nashville Country Club restaurant in Nashville, Tennessee in November 1994. In April 1996, the Company acquired The Village at Breckenridge Resort (the "Resort") in Breckenridge, Colorado. In August 1996, the Company entered into an agreement
in principle to redevelop portions of the Resort.   In December 1996, the
Company entered into a letter of intent
to acquire Avalon Entertainment Group, Inc. ("AEG"). The Company is also developing plans to construct an all-suites hotel adjacent to the Nashville Country Club restaurant in Nashville, Tennessee. The Company expects to continue to expand its portfolio of entertainment assets through the acquisition of businesses and assets that compliment the Company's strategy.

         The following discussion summarizes the Company's financial condition, changes in financial condition and results of operations for the fiscal year ended December 29, 1996 ("Fiscal 1996") and the fiscal year ended December 31, 1995 ("Fiscal 1995") and sets forth a summary of the Company's future prospects.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to April 29, 1996, the activities of the Company consisted primarily of the operations of the Nashville Country Club restaurant in Nashville, Tennessee. The Company's principal source of liquidity and capital resources prior to April 1996 was the net proceeds of $2,725,000 from the Company's initial public offering in February 1994 and $300,000 of net proceeds from a private placement of debt in December 1995 and January 1996. In April 1996, the Company completed a secondary public offering of 1,351,455 units (the "Units") which generated $11,448,000 of net proceeds. Each Unit consisted of two shares of Common Stock and one Redeemable Common Stock Purchase Warrant. The proceeds of this secondary public offering were used to repay the private placement debt, to fund the cash portion of the purchase price for the Resort, to pay fees and expenses associated with the acquisition of the Resort, for property and equipment expenditures and for working capital purposes. As of December 29, 1996, the Company had cash and cash equivalents of approximately $2,660,000 and a working capital deficit of approximately $1,799,000, including $884,000 of current maturities of long-term debt. The Company's primary requirements for capital are the satisfaction of current liabilities, the servicing of the Company's short and long-term indebtedness and the acquisition of businesses and assets in connection with the Company's growth strategy.

         The Company has entered into an agreement in principle to acquire Avalon Entertainment Group, Inc. for approximately $6,000,000. The purchase price for AEG calls for the issuance of shares of the Company's Common Stock valued at $3,600,000 and the payment of $2,400,000 in cash. The Company is also planning to develop a 107-room all-suites hotel adjacent to the Nashville Country Club restaurant in Nashville, Tennessee. This development, which the Company estimates will cost approximately $10,300,000, includes the acquisition of an existing, multi-story parking facility, the purchase of land and the construction of a hotel with guest suites and office space. In August 1996, the Company entered into an agreement in principle with East West Partners to develop residential and commercial facilities located at the Resort. Under the terms of the arrangement, the Company will contribute undeveloped land and commercial space to the venture and East West Partners will manage master planning, development, construction, funding and sales.

         The Company intends to finance its cash requirements for the purchase of AEG and the development of the Nashville hotel project from the proceeds of public and/or private issuances of its equity and debt securities and from short-term and long-term bank indebtedness. There can be no assurance that the Company will be able to obtain financing from these sources or that such financing will be on terms that are favorable to the Company. To the extent that the Company is able to finance its growth through external sources of capital, the Company intends to continue to grow its operations through additional acquisitions. Management believes that there are currently a number of possible future acquisition opportunities in the entertainment industry, and it is possible that any acquisition could be material to the Company. Even if the Company is able to secure external financing sources for its growth plans, there can be no assurance that the Company will be able to acquire any additional businesses or assets or that any businesses or assets that are acquired will be or will become profitable.

         The Company is currently highly leveraged. In connection with the acquisition of the Resort, the Company became subject to certain long-term debt secured by liens on substantially all of the assets of the Resort. The long-term debt of the Resort totaled $20,406,000 at December 29, 1996, of which $884,000 represents current maturities. The long-term debt consists of five notes payable to banks or unaffiliated third parties, totaling $19,997,000, which are secured by deeds of trust on Resort property and equipment and security agreements on substantially all other assets of the Resort, and various other equipment and other notes payable, totaling $409,000. The Company has entered into discussions with certain of the holders of its mortgage notes payable to modify the terms of the mortgage notes payable to reduce scheduled principal payments in 1997 and to extend the maturity dates. There can be no assurance that the Company will be able to modify the terms of these mortgage notes payable. In November 1996, the Company entered into a revolving credit facility which provides up to a maximum of $300,000 of unsecured borrowings through November 5, 1997. As of December 29, 1996, no amounts were outstanding under this revolving credit facility.

         In connection with the acquisition of the Resort, the Company agreed to repurchase shares of the Company's Common Stock owned by certain prior owners of the Resort in an aggregate amount of up to $413,170 and agreed to pay a fee of $97,000 to one of the former owners of the Resort. The Company is currently negotiating the amount and timing of such repurchase and payment.
The Company expects to fund these payments from the proceeds of public and/or private issuances of its equity and debt securities, cash flow from operations and short-term bank debt.

         Management believes that cash flow from operations, the proceeds of future issuances of its equity and debt securities and the use of short-term bank debt will be adequate to fund the operations and expansion plans of the Company during 1997. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may incur, from time to time, additional short-and long-term bank indebtedness. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control such as prevailing interest rates and general economic conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms acceptable to the Company.

RESULTS OF OPERATIONS

         Because of the significant growth of the Company since its formation, the Company's historical results of operations and period-to-period comparisons of such results and certain financial data may not be meaningful or indicative of future results. The Company's audited consolidated results of operations for Fiscal 1996 may not be readily comparable to the Company's audited consolidated results of operations for Fiscal 1995.

         COMPONENTS OF INCOME

         The following are the principal components of the Company's revenues and expenses:

         Revenues. The Company's revenues are derived primarily from room rentals, food and beverage sales, commercial leasing, travel services, entertainment events and ancillary departments at the Resort, and from food and beverage and merchandise sales at the Nashville Country Club restaurant.

         Departmental Expenses. Departmental expenses include those costs directly attributable to the operations of a revenue department, including rental fees paid to the owners of living units managed by the Resort, payroll and related expenses, cost of goods sold (food and beverage and travel services) and other operating expenses. Other operating expenses generally include guest supplies, travel agent commissions, linen, cleaning supplies, guest supplies, equipment costs, restaurant entertainment costs and special promotions.

         Administrative and General Expenses. Administrative and general expenses include all corporate overhead expenses related to the Company's headquarters such as payroll and related expenses, occupancy, administrative, shareholder services and other operating expenses, as well as those expenses typically categorized as administrative and general expenses in a resort environment, including payroll and related expenses, office supplies and travel expenses of management, human resources, purchasing and accounting. Administrative and general expenses also include credit card commissions, accounting and legal fees, insurance costs and bad debt expenses.

         Sales and Marketing Expenses. Sales and marketing expenses include those expenses incurred for the sales and marketing staff, including payroll and related expenses, travel expenses, advertising campaigns and promotional materials.

         Property Operation and Maintenance Expenses. Property operation and maintenance expenses include payroll and related expenses for maintenance personnel, cost of repairs and maintenance, energy costs for gas, electricity and water, trash removal and property taxes.

         Depreciation and Amortization Expense.   Depreciation and amortization
expense consists of the depreciation of the Company's property and equipment and amortization of deferred loan fees.

         Interest Expense. Interest expense consists primarily of the interest costs associated with long-term debt recorded on the books of the Resort.

         SEASONALITY

         The Resort's operations are subject to significant seasonal variations with substantially all of the Resort's operating profits generated in the first quarter and in the months of November and December, which periods correspond to the winter ski season. Generally, the Resort reports a loss for the spring, summer and fall periods. The Company's operations for Fiscal 1996 include the operations of the Resort from April 29, 1996 and, accordingly, do not include the financial results of the Resort for the first quarter of 1996. In addition, the operations of the Resort may fluctuate significantly due to a number of factors, including weather. Such fluctuations may materially affect the Company's revenues and profitability.

         GENERAL

         The Resort was acquired on April 29, 1996. Accordingly, prior to that date, all of the operating results of the Company were those of the Nashville Country Club restaurant and corporate activities. As a result of the inclusion of the operations of the Resort from April 29, 1996, the Company's consolidated revenues increased to $10,809,000 for Fiscal 1996, compared to $2,300,000 for Fiscal 1995. Consolidated net loss for Fiscal 1996 was $3,127,000 compared to $794,000 for Fiscal 1995. The increase in net loss was due in part to the timing of the acquisition of the Resort (the Resort contributed $2,518,000 of the consolidated net loss in Fiscal 1996). Net loss from corporate activities and the Nashville Country Club restaurant improved from Fiscal 1995 to Fiscal 1996 from a net loss of $794,000 to a net loss of $609,000, resulting primarily from a reduction in sales and administrative and general expenses. Interest expense on a consolidated basis increased to $1,223,000 in Fiscal 1996 from $3,000 in Fiscal 1995, primarily as a result of the acquisition of the Resort, which resulted in the assumption of $20,644,000 of long-term debt.

         The Resort was acquired on April 29, 1996. Accordingly, the results of operations of the Resort for Fiscal 1995 and for the period in Fiscal 1996 prior to April 29, 1996 are not included in the historical financial statements of the Company. The following discussion of results of operations for the Nashville Country Club Restaurant is on a historical basis and the discussion of results of operations for the Resort is on a pro forma basis as if the Resort had been acquired on January 1, 1995. The pro forma financial data included in the financial statements of the Company included in Item 7 of this Annual Report reflect the pro forma financial results of the Resort and the actual financial results of the Nashville Country Club restaurant for the periods presented.

         NASHVILLE COUNTRY CLUB RESTAURANT

         Revenues at the Nashville Country Club restaurant decreased by $161,000 (7%) in Fiscal 1996 to $2,139,000 compared to $2,300,000 in Fiscal
1995. The overall decrease is due to poor winter weather conditions in Nashville and a loss of summer revenue due to a drop in tourism corresponding to the Atlanta Olympic games. Food and beverage departmental expenses, as a percent of revenues, remained relatively constant from Fiscal 1995 to Fiscal 1996.

         Administrative and general expenses and sales and marketing expenses decreased $176,000 to $515,000 in Fiscal 1996 from $691,000 in Fiscal 1995.
The decrease resulted from a reduction in advertising expenditures associated with a more focused advertising program and a reduction of other administrative and general expenses through a greater emphasis on controlling costs.

         All other expenses related to the Nashville Country Club restaurant and corporate activities, including property operation and maintenance and depreciation and amortization, remained relatively constant from Fiscal 1995 to Fiscal 1996.

         VILLAGE AT BRECKENRIDGE RESORT

         Revenues at the Resort increased $3,697,000 to $18,586,000 in 1996 from $14,889,000 in 1995. The increase is primarily due to an increase in rooms, food and beverage and other revenues. The increase in rooms revenues is due in part to the acquisition of additional living units under management contracts, an 11% increase in average room rates from Fiscal 1995 to Fiscal 1996 and an 8% increase in revenue occupied room nights. The increase in revenue occupied room nights resulted from an enhanced sales and marketing department and management's positioning of the Resort as a year-round destination resort. The increase in food and beverage revenues is due primarily to an increase in banquet revenues resulting from a 33% increase in the number of group room nights at the Resort. The increase in other revenues is due primarily to improved operations of A Travel Company, a full service travel agency owned and operated by the Resort and an increase in the number of entertainment events held at the Resort.

         Departmental expenses at the Resort increased $3,298,000 to $13,021,000 in 1996 from $9,723,000 in 1995. Rooms departmental expenses, as a percent of rooms revenues, remained relatively constant from 1995 to 1996.
Food and beverage departmental expenses, as a percent of food and beverage revenues, increased from 79% in 1995 to 85% in 1996. The increase is due primarily to an increase in cost of goods sold for food and beverage items which could not be passed on through higher menu pricing due to increased competition in the Breckenridge market. Other food and beverage departmental expenses remained relatively constant from 1995 to 1996. Other departmental expenses, as a percent of other revenues, also remained relatively constant from 1995 to 1996.

         Administrative and general expenses increased by $120,000 to $1,694,000 in 1996 from $1,574,000 in 1995. The increase is primarily due to increased staff levels. Administrative and general expenses, as a percent of total Resort revenues, decreased from 10.6% of Resort revenues in 1995 to 9.1% in 1996. The decrease is primarily due to the stabilization of staffing levels in administration, human resources and accounting, thereby providing the ability to increase revenues without corresponding increases in administrative and general expenses.

         Sales and marketing expenses increased by $258,000 to $934,000 in 1996 from $676,000 in 1995. The increase is primarily due to an increase in payroll and related costs as the Resort placed a greater emphasis on increasing its sales force and to increases in advertising and promotion costs designed to increase the number of revenue occupied room nights at the Resort.

         Property operations and maintenance expenses and depreciation expense remained relatively constant from 1995 to 1996.

         Interest expense decreased $96,000 to $1,800,000 in 1996 from $1,896,000 in 1995. The decrease is due to principal payments made in 1996 on the Resort's long-term debt which decreased the average outstanding debt balance.

         OTHER CONSOLIDATED ITEMS

         Income Taxes. As of the end of Fiscal 1996, the Company had net operating loss carryforwards (NOL's) of approximately $4.5 million for income tax purposes, which expire at various dates through 2011. Pursuant to Statement of Financial Accounting Standards No. 109,

"Accounting for Income Taxes," the tax benefit of such NOL's and the net tax benefit of other temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are to be recorded as an asset. Deferred tax assets are then reduced by a valuation allowance for the amount of any tax benefits which, based on current circumstances, are not expected to be realized. Due to the losses of the Company through Fiscal 1996, management was unable to determine that realization of the net deferred tax asset, totaling $1,770,000 at the end of Fiscal 1996, was more likely than not and thus provided a valuation allowance for the entire net deferred tax asset.

         Adoption of New Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board ("FASB") Issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which requires impairment losses to be recorded on long-lived assets in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.
SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS 121 in the first quarter of 1996 did not have a material impact on the Company's consolidated financial statements.

         Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock. The impact of applying SFAS 123 was not material in Fiscal 1996 and Fiscal 1995.

         The foregoing discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives relating to the acquisition of AEG, the development of the Nashville hotel and the consummation of future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 7.  FINANCIAL STATEMENTS.

         The following financial statements required by this item are filed herewith:

                                                                         Page
                                                                         ----
   Report of Independent Public Accountants dated April 4, 1997           16
   Consolidated Balance Sheet as of December 29, 1996                     17
   Consolidated Statements of Operations for each of the two years
      in the period ended December 29, 1996                               18
   Consolidated Statements of Stockholders' Equity for each of
      the two years in the period ended December 29, 1996                 19
   Consolidated Statements of Cash Flows for each of the two
      years in the period ended December 29, 1996                         20
   Notes to Consolidated Financial Statements                             21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Nashville Country Club, Inc.:

We have audited the accompanying consolidated balance sheet of Nashville Country Club, Inc. (a Tennessee corporation) and subsidiaries as of December 29, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nashville Country Club, Inc. and subsidiaries as of December 29, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 29, 1996, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP

Dallas, Texas,
    April 4, 1997

                 NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET--DECEMBER 29, 1996

                                                          ASSETS
                                                          ------

CURRENT ASSETS:
    Cash and cash equivalents                                                            $    2,659,921
    Accounts receivable, net of allowance for doubtful accounts of $85,500                      611,279
    Inventories                                                                                 429,987
    Prepaid expenses and other current assets                                                   139,771
                                                                                         --------------

                     Total current assets                                                     3,840,958

PROPERTY AND EQUIPMENT, net                                                                  34,043,605

OTHER ASSETS, net of accumulated amortization                                                   223,544
                                                                                         --------------

                     Total assets                                                        $   38,108,107
                                                                                         ==============


                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------

CURRENT LIABILITIES:
    Current portion of long-term debt                                                    $      884,311
    Accounts payable                                                                          1,282,723
    Advanced deposits                                                                         1,739,839
    Accrued payroll and related taxes                                                           319,610
    Due to homeowners                                                                           515,589
    Accrued property taxes                                                                      385,605
    Other accrued expenses                                                                      512,366
                                                                                         --------------

                     Total current liabilities                                                5,640,043

CAPITAL LAND LEASE OBLIGATION                                                                   733,000

LONG-TERM DEBT, net of current portion                                                       19,521,739
                                                                                         --------------

                     Total liabilities                                                       25,894,782
                                                                                         --------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value; authorized 1,000,000 shares, 334,285 of Series A convertible preferred stock issued and outstanding, $10,029 liquidation
         preference                                                                              10,000
    Common stock, no par value; authorized 20,000,000 shares, 4,590,435 shares
         issued and outstanding                                                              16,770,423
    Accumulated deficit
                                                                                         --------------
                                                                                             (4,567,098)
                                                                                         --------------
                     Total stockholders' equity                                              12,213,325
                                                                                         --------------

                     Total liabilities and stockholders' equity                          $   38,108,107
                                                                                         ==============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                 NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Historical              Pro Forma (See Note 3)
                                                   For the Years Ended           For the Years Ended
                                               -----------------------      ----------------------------
                                              December 29,   December 31,   December 29,   December 31,
                                                 1996           1995           1996           1995
                                             -----------    ----------      -----------    -----------
                                                                                    (unaudited)
REVENUES:
   Rooms                                      $4,202,040    $   -            $9,917,739     $8,228,926
   Food and beverage                           4,151,056     2,215,436        6,443,827      6,033,868
   Commercial leasing                            786,085        -             1,387,800      1,400,145
   Other                                       1,669,787        14,144        2,975,076      1,455,710
                                             -----------    ----------      -----------    -----------

                     Total revenues           10,808,968     2,299,580       20,724,442     17,118,649
                                             -----------    ----------      -----------    -----------

DEPARTMENTAL EXPENSES:
   Rooms                                       3,283,172        -             6,623,823      5,399,157
   Food and beverage                           4,003,775     2,030,826        5,619,823      5,045,954
   Other                                       1,615,045        -             2,688,084      1,308,861
                                             -----------    ----------      -----------    -----------

            Total departmental expenses        8,901,992     2,030,826       14,931,730     11,753,972
                                             -----------    ----------      -----------    -----------

DEPARTMENTAL PROFIT

                                               1,906,976       198,754        5,792,712      5,364,677
                                             -----------    ----------      -----------    -----------

UNDISTRIBUTED OPERATING EXPENSES:
   Administrative and general                  1,460,723       479,602        2,080,420      2,054,012
   Sales and marketing                           825,182       211,680        1,062,603        888,037
   Property operation and maintenance            981,918       205,924        1,463,598      1,474,246
   Depreciation and amortization                 599,277       113,845          823,655        858,514
                                             -----------    ----------      -----------    -----------

            Total undistributed operating
               expenses                        3,867,120     1,011,051        5,430,276      5,274,809
                                             -----------    ----------      -----------    -----------

GROSS OPERATING (LOSS) PROFIT                 (1,960,144)     (812,297)         362,436         89,868

INTEREST INCOME (EXPENSE):
   Interest income                                55,938        21,200           59,960         21,200
   Interest expense                           (1,223,103)       (2,800)      (1,821,965)    (1,898,710)
                                             -----------    ----------      -----------    -----------

NET LOSS                                     $(3,127,309)   $ (793,897)     $(1,399,569)   $(1,787,642)
                                             ===========    ==========      ===========    ===========

NET LOSS PER COMMON SHARE                    $      (.87)   $     (.54)     $      (.30)   $      (.39)
                                             ===========    ==========      ===========    ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                            3,575,867     1,470,000        4,590,435      4,590,435
                                             ===========    ==========      ===========    ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                 NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          FOR THE YEARS ENDED DECEMBER 29, 1996 AND DECEMBER 31, 1995



                                    Preferred Stock              Common Stock                                  Total
                                 ----------------------     ----------------------        Accumulated       Stockholders
                                   Shares       Amount        Shares         Amount         Deficit            Equity
                                 ---------     --------     ---------   ----------       ------------       ------------
BALANCES, January 1, 1995          334,285     $ 10,000     1,470,000    $3,224,747      $   (645,892)      $  2,588,855

   Net loss                        -             -             -             -               (793,897)          (793,897)
                                 ---------     --------     ---------   ----------       ------------       ------------

BALANCES, December 31, 1995        334,285       10,000     1,470,000     3,224,747        (1,439,789)         1,794,958

   Issuance of shares of
     common stock and warrants,
     net of offering costs         -             -          2,702,910    11,448,049             -             11,448,049

   Issuance of shares of
     common  stock in business
     combination                   -             -            417,525     2,097,627             -              2,097,627

   Net loss                        -             -             -             -             (3,127,309)        (3,127,309)
                                 ---------     --------     ---------   ----------       ------------       ------------
BALANCE, December 29, 1996         334,285     $ 10,000     4,590,435   $16,770,423      $ (4,567,098)      $ 12,213,325
                                 =========     ========     =========   ===========      ============       ============




             The accompanying notes are an integral part of these
                      consolidated financial statements.

                 NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE YEARS ENDED DECEMBER 29, 1996 AND DECEMBER 31, 1995


                                                                                    1996                1995
                                                                                -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $(3,127,309)         $ (793,897)
                                                                                -----------          ----------
   Adjustments to reconcile net loss to net cash used in
      operating activities-
          Depreciation and amortization                                             599,277             139,493
          Loss on asset retirement                                                     -                  2,751
          Changes in assets and liabilities-
             Decrease in accounts receivable                                        107,462                -
             Increase in inventories                                                (59,885)            (29,774)
             (Increase) decrease in prepaid expenses and
                other current assets                                                (98,222)              5,429
             Increase in other assets                                               (85,132)            (73,822)
             Increase (decrease) in accounts payable                                368,305            (210,060)
             Increase in advance deposits                                         1,593,141                 -
             Increase (decrease) in accrued expenses                                607,733             (35,267)
                                                                                -----------          ----------

                   Total adjustments                                              3,032,679            (201,250)
                                                                                -----------          ----------

                   Net cash used in operating activities                            (94,630)           (995,147)
                                                                                -----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Resort, net of $231,259 of cash acquired                          (7,823,329)               -
   Purchase of property and equipment                                              (617,520)            (54,395)
   Increase in other assets                                                           -                 (11,456)
                                                                                -----------          ----------

                   Net cash used in investing activities                         (8,440,849)            (65,851)
                                                                                -----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net of offering costs                 11,448,049                -
   Proceeds from borrowings                                                       1,497,731             250,000
   Principal payments on long-term debt                                          (1,986,091)               -
                                                                                -----------          ----------

                   Net cash provided by financing activities                     10,959,689             250,000
                                                                                -----------          ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              2,424,210            (810,998)

CASH AND CASH EQUIVALENTS, beginning of year                                        235,711           1,046,709
                                                                                -----------          ----------

CASH AND CASH EQUIVALENTS, end of year                                          $ 2,659,921          $  235,711
                                                                                ===========          ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest was $1,259,699 and $2,800 for 1996 and 1995, respectively.

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                 NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 29, 1996



1.       NATURE OF BUSINESS AND MANAGEMENT'S BUSINESS STRATEGY:

         Nashville Country Club, Inc. (the "Company") was incorporated in September 1993 for the purpose of developing, owning and operating restaurants, hotels and other entertainment-related business assets. The Company opened its first restaurant in Nashville, Tennessee on November 17, 1994 (the "Nashville Restaurant").

         In April 1996, the Company acquired The Village at Breckenridge Resort (the "Resort"), a resort complex consisting of hotels, restaurants, meeting and commercial space, and property management contracts with respect to guest accommodations located in properties included in and separate from the Resort, all located in Breckenridge, Colorado. The accompanying consolidated financial statements include the revenues and expenses of the Resort from the date of acquisition (April 29, 1996) through December 29, 1996. The operations of the Resort are recorded on the books of The Village at Breckenridge Acquisition Corp., Inc., a wholly owned subsidiary of the Company.

         Since inception, the Company's principal source of funding has been net proceeds from issuances of the Company's common stock which have been used to implement the Company's business strategy. The net proceeds, which totaled approximately $14 million, have been used to construct the Nashville Restaurant, to acquire the Resort, to purchase property and equipment and to fund the operations of the Nashville Restaurant and the Resort. The Company reported net losses of $3,127,309 and $793,897 for the fiscal years ended December 29, 1996 and December 31, 1995, respectively. In addition, the Company has a working capital deficit of $1,799,085 as of December 29, 1996. The net loss for 1996 is primarily due to the timing of the acquisition of the Resort in April 1996. On a proforma basis, as if the Resort were acquired on January 1, 1996, the net loss for 1996 would have been $1,399,569.

         Management has undertaken recent actions to increase revenues and reduce expenses at the Nashville Restaurant and at the Resort to address the net losses incurred by these operations. The Company has also entered into a letter of intent with an unaffiliated third party development company to redevelop portions of the Resort's assets (Note 9) and has proposed a hotel to be constructed adjacent to the Nashville Restaurant to compliment the Nashville Restaurant's operations.

         In addition, the Company has entered into a letter of intent to acquire Avalon Entertainment Group, Inc. ("AEG"), an entertainment marketing company whose primary operations occur in the second and third quarter. The purchase price of approximately $6 million, subject to adjustment, will be paid in a combination of $2.4 million in cash and $3.6 million in shares of the Company's stock. The Company has entered into agreements with two investment advisors to assist the Company in obtaining financing for its activities. Such financing will be used to finance a portion of the cash requirements for the acquisition of AEG, the development of the Nashville hotel and the acquisition of equity interests in other businesses that compliment the Company's business strategy.

2.       SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries - NCC Broadcast, Inc. and The Village at Breckenridge Acquisition Corp., Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Cash and Cash Equivalents

         Cash and cash equivalents consist primarily of cash in banks and highly liquid investments purchased with an original maturity of three months or less.

         Inventories

         Inventories consist primarily of food and beverage, retail, and operating supplies, and are stated at the lower of cost or market on a first-in, first-out (FIFO) basis.

         Property and Equipment

         Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over 5 to 7 years on furniture, fixtures, and equipment and 30 to 39 years on buildings and improvements.

         Other Assets

         Loan fees incurred with respect to certain of the Company's mortgage notes payable are being amortized over the five year term of the note payable using the straight-line method. Accumulated amortization of loan fees totaled $28,497 at December 29, 1996. Costs incurred during the investigation of potential acquisitions or development projects are capitalized and charged to expense at such time as management concludes that the project is no longer deemed viable. Management continually evaluates the viability of such projects.

         Advance Deposits and Revenue Recognition

         Advance deposits are recorded as a liability until rooms and other services are provided and revenues are earned. Advance deposits reflected in the accompanying balance sheet relate primarily to the winter ski season ending in April.

         Property Management Contracts

         The Resort has contracts relating to the management and rental of approximately 315 living units, located in properties included in and separate from the Resort. These contracts are primarily for a period of one year with renewal options. The Resort pays a fee of 55% to 60% of the gross revenue to the owner of the living unit. This amount is due monthly and is recorded as due to homeowner in the accompanying consolidated balance sheet. Revenues generated from the rental of these units are reported as rooms revenue with the fee paid to the owner reported as rooms department expense in the accompanying consolidated statement of operations. The loss of all or a significant amount of the contracts would be significant to the operations of the Resort.

         Income Taxes

         The Company accounts for income taxes under the liability method required by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred income tax assets and liabilities based on enacted tax laws for any temporary differences between financial reporting and tax bases of assets, liabilities and carryforwards. Deferred tax assets are then reduced by a valuation allowance for the amount of any tax benefits which, based on current circumstances, are not expected to be realized.

         Net Loss Per Common Share

         The computation of net loss per common share is based on the weighted average number of common shares outstanding. The effect of outstanding options and warrants has not been considered as their inclusion would be antidilutive.

         Use of Estimates in Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Adoption of New Accounting Pronouncements

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which requires impairment losses to be recorded on long-lived assets in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS 121 in the first quarter of 1996 did not have a material impact on the Company's consolidated financial statements.

         Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock. The impact of applying SFAS 123 was not material in 1996 and 1995.

         Fair Value of Financial Instruments

         As of December 29, 1996, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, capital leases and long-term debt are reflected in the consolidated financial statements at cost which approximates fair value.

         Reclassifications

         Certain reclassifications have been made to the 1995 consolidated financial statements to conform with classifications used in 1996.

3.       ACQUISITION OF THE RESORT:

         Effective April 29, 1996, the Company acquired the Resort from an unaffiliated third party for approximately $31.5 million, consisting of approximately $8.1 million in cash, $2.1 million of common stock (417,525 shares) and the assumption of $21.3 million of net Resort liabilities. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The allocation was made as follows:

Assets acquired:
    Property                                             $30,360,000
    Furniture, fixtures, and equipment                     1,100,000
    Cash                                                     231,000
    Accounts receivable                                      719,000
    Other current assets                                     318,000
                                                         -----------
                                                          32,728,000
                                                         -----------
Liabilities assumed:
    Long-term debt                                        20,644,000
    Accounts payable                                         776,000
    Other current liabilities                              1,156,000
                                                         -----------
                                                          22,576,000
                                                         -----------
Net assets acquired                                      $10,152,000
                                                         ===========

The unaudited pro forma information included in the accompanying consolidated statements of operations reflects the results of operations of the Company as if the acquisition of the Resort had occurred on January 2, 1995. The unaudited pro forma net loss per common share has been prepared assuming that 3,120,435 shares of common stock issued in connection with the acquisition of the Resort and the secondary stock offering (Note 7) had been outstanding since January 2, 1995. The effect of outstanding stock options and warrants to purchase common stock has not been considered as their inclusion would be antidilutive.

4.       PROPERTY AND EQUIPMENT:

Property and equipment consist of the following at December 29, 1996:

Land                                                      $14,041,904
Land under capital lease                                      800,000
Buildings and improvements                                 17,794,141
Furniture, fixtures, and equipment                          2,102,922
                                                          -----------
                                                           34,738,967
Less-Accumulated depreciation                                (695,362)
                                                          -----------
Property and equipment, net                               $34,043,605
                                                          ===========

5.       LEASES:

         Operating Leases

         The Resort leases its retail stores under noncancelable operating lease agreements. The agreements generally require that the Resort pay applicable property taxes, insurance, repairs, and common area maintenance costs, which are billable to tenants under lease terms. Expense pass-throughs billed to tenants totaled approximately $290,000 for 1996. Several of these leases also require percentage rent payments based on sales and have escalation clauses based on changes in the consumer price index for future periods.

         The following is a schedule of future minimum rents to be received (excluding percentage rent payments) under the noncancelable operating lease agreements.


Year Ending December 31,
------------------------
          1997                                         $1,132,000
          1998                                            979,000
          1999                                            800,000
          2000                                            435,000
          2001                                            235,000
       Thereafter                                         342,000
                                                       ----------

              Total minimum rents                      $3,923,000
                                                       ==========

         Capital Lease

         The Company is a party to an agreement dated September 30, 1993 to lease real property on which the Nashville restaurant is located. The lease had an initial term of twenty years with a ten-year renewal option. Initial lease payments were $5,000 per month. Upon the completion of the Company's initial public offering, effective March 1, 1994, lease payments totaling $84,000 annually commenced. Effective March 1, 1995, in accordance with terms of the lease agreement, the monthly lease payment increased to $7,000 plus 4 1/2% of the purchase option price.

         In accordance with terms of the lease agreement, at any time during the lease term, the Company has the option to purchase the leased property for $800,000 less lease payments and base rent paid through the closing date, or in the event of the death of the original landlord, the amount of base rent paid by the Company prior to and within 60 days after such death. The land under capital lease and the lease obligation totaling $800,000 were recorded on the consolidated balance sheet due to the existence of the bargain purchase option provision in the lease. As a result of the death of the lessor of the property on June 23, 1994, the Company's option to purchase the property became fixed at $733,000 in August 1994.

         The Company's intent is to exercise its option to purchase the property and it is presently evaluating the timing of that decision and the means by which it will finance the purchase. Rental expense totaled $118,185 and $111,487 during 1996 and 1995, respectively.

6.       LONG-TERM DEBT:

Long-term debt consists of the following at December 29, 1996:

Note payable to a bank, bearing interest at 9%, due in monthly installments of
$115,021, including interest, through  January 31, 2001, when unpaid principal and interest are due. The note  is collateralized  by a deed of trust on property and security agreement, including the assignment of leases and rents and financing
statements.                                                                                        $   11,044,403

Note payable to an unaffiliated third party, interest due monthly at 7% through
March 1997, monthly installments of $47,216, including interest, beginning
April 1997 through December 1, 1999, when unpaid  principal and  interest are due.
The note is collateralized  by two  wraparound deeds of trust on the property and security agreement, including the assignment of leases and rents and financing
statements.                                                                                             5,253,057

Note payable to a bank, bearing interest at 10%, due in monthly installments of
$24,590 including interest, through March 1, 1998 when unpaid principal and interest are due. The note is collateralized by a deed of  trust on property  and security agreement, including the assignment of leases and rents and financing statements.
Note payable to  an unaffiliated third party, bearing interest due monthly at 9%, principal balance due December 21, 1999. The note is collateralized by the deed of trust on property and security agreement, including the assignment of leases and
rents and financing statements.                                                                         1,625,941

Note payable to an unaffiliated third party, bearing interest due monthly at 9%, principal balance due December 21, 1999. The note is collateralized by the deed of trust on property and security agreement, including the assignment of leases and
rents and financing statement.                                                                           1,250,000

Note payable to two individuals, interest at 9%, due in monthly installments of
$7,925, including interest through October 1, 2013 when unpaid principal and interest are due. The note is collateralized by a deed of trust on property  and security agreement, including the assignment of leases  and rents and financing
statements.                                                                                               823,107

Equipment notes payable to financial institutions, bearing interest ranging from 11%
to 15.5%, due in monthly installments of principal and interest, with various maturity dates through July  2001.  The notes are collateralized by accounts
receivable, equipment, machinery and contract rights.                                                     324,537

Note payable to an unaffiliated third party, bearing interest at 9%, due annually in
June, $50,000 principal payment  due June 1997, balance due June 1998.  The note  is
secured by rental management and property management agreements.                                           85,000
                                                                                                   --------------
                                                                                                       20,406,050
         Less-Current portion                                                                            (884,311)
                                                                                                   --------------
                                                                                                   $   19,521,739
                                                                                                   ==============

Future annual maturities of long-term debt consists of the following at December 29, 1996:

1997                                                              $   884,311
1998                                                                2,249,967
1999                                                                6,690,480
2000                                                                  583,044
2001                                                                9,304,432
Thereafter                                                            693,817
                                                                  -----------

         Total                                                    $20,406,050
                                                                  ===========

         The Company entered into a private placement with five non-affiliated accredited investors pursuant to which the Company borrowed $250,000 in December 1995 for working capital purposes. In January 1996, the Company entered into one additional note agreement with a non-affiliated accredited investor for $50,000 under the same terms. The Notes were repaid in April 1996 with proceeds from the stock offering. (Note 7)

         In November 1996, the Company entered into a revolving credit facility which provides up to a maximum of $300,0000 of unsecured borrowings through November 5, 1997. Amounts outstanding under the revolving credit facility bear interest at prime plus 2%. As of March 28, 1997, no amounts have been borrowed under the revolving credit facility.

7.       STOCKHOLDERS' EQUITY:

         Preferred Stock

         The Company is authorized to issue 1,000,000 shares of preferred stock. The Company has designated 557,143 shares of the authorized preferred stock as Series A Convertible Preferred Stock ("Series A Preferred Stock"), of which 334,285 shares have been issued to the Company's founder and others for various services rendered. These shares are reflected in the accompanying consolidated balance sheet at $10,000. Holders of shares of Series A Preferred Stock are not entitled to vote, except as required by applicable law. Each share of Series A Preferred Stock has a liquidation preference of $0.03 per share and is convertible into one share of common stock at the option of the holder (i) if during the five-year period following the issuance of the Series A Preferred Stock the Company has earned after tax income for any fiscal year of at least $500,000 based on generally accepted accounting principles and (ii) at any time, in the event that 80% or more of the Company's common stock is acquired by an entity or individual not previously affiliated with the Company if the common stock has traded at an average bid price per share of $7.50 or more during the preceding 90 business days or if the acquisition price per share for the Company's common stock is $7.50 or more. The Series A Preferred Stock does not have any preference on the payment of dividends and participates equally in all dividends on a share for share basis with the common stock.

         Common Stock

         The Company was initially capitalized through the issuance of 780,000 shares of common stock to the Company's Chairman of the Board in September 1993 for $500,000 in cash, and through the issuance of 334,285 shares of preferred stock as described above.

         In February 1994, the Company completed an initial public offering of 690,000 shares of the Company's no par value common stock, which resulted in net proceeds to the Company totaling $2,724,747. In connection with the offering, a warrant was granted to the underwriter to purchase up to 60,000 shares of common stock at $6.00 per share, exercisable over a period of four years commencing one year from the date of the offering.

         In April 1996, the Company completed a secondary public offering of 1,351,455 units, each consisting of two shares of common stock and one redeemable common stock purchase warrant. The net proceeds were used to consummate the acquisition of the Resort (Note 3), to repay indebtedness (Note
6), and for working capital purposes. The redeemable warrants are detachable and separately transferable. Each redeemable warrant entitles the holder to purchase one share of common stock at a price of $6.25 per share until April 2001, and is redeemable by the Company at $.05 per warrant under certain conditions. In connection with the secondary offering, the underwriter was granted a warrant to acquire up to 120,000 units at $15.50 per unit.

         On August 14, 1995, the Company issued options to purchase up to 50,000 shares of common stock at a price of $5.50 per share to certain employees under the Nashville Country Club, Inc. 1995 Stock Option Plan. The options are subject to a vesting schedule that provides for vesting in four equal installments on each annual anniversary date. As of December 29, 1996, no options have been exercised.

8.       INCOME TAXES:

         At December 29, 1996, the Company had net operating loss carryforwards of approximately $4.5 million for income tax purposes which expire at various dates through 2011. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 29, 1996 are as follows:

Deferred tax assets:
    Net operating loss carryforwards                           $  1,740,000
    Deferred costs                                                   70,000
    Other                                                            20,000
                                                               ------------
                                                                  1,830,000
Deferred tax liabilities:
    Accelerated depreciation for tax                                (60,000)
                                                               ------------

Net deferred tax assets                                           1,770,000
Valuation allowance                                              (1,770,000)
                                                               ------------
                                                               $        -
                                                               ============

         During 1996, the valuation allowance for net deferred tax assets increased $1,229,000 from $541,000 to $1,770,000.

9.       COMMITMENTS:

         Franchise Agreement

         On February 1, 1996, the Resort entered into a franchise agreement with Wyndham Hotel Company, Ltd. to operate certain of the rooms in the Resort as a Wyndham Resort and for the use of the Wyndham name and reservation system, including Wyndham advertising, marketing, and promotions. The royalty fee, payable beginning January 1997, related to the above agreement is equal to one percent of room revenues, as defined. In addition, the Resort is also obligated to pay a marketing fee of one and one half percent of room revenues and a commission fee of seven and one half percent of room rates, as defined. Total fees paid in 1996 were $52,000.

         Redevelopment of the Resort

         In August 1996, the Company entered into a letter of intent with an unaffiliated third party development company which set forth the major business points pursuant to which the two parties would form a joint venture to redevelop a portion of the Resort's assets. It is anticipated that the Company will contribute cash and certain land and buildings to the joint venture and the joint venture partner will contribute cash and services. Proceeds from the sale of redeveloped assets and from the management of assets retained by the joint venture will be distributed as provided in the letter of intent, subject to the negotiation of a definitive joint venture agreement. As of March 28, 1997, the joint venture partners are proceeding with initial planning and design efforts associated with the redevelopment.

         Repurchase of Stock

         In connection with the acquisition of the Resort, the Company agreed to repurchase up to $413,170 of stock issued to the sellers of the Resort. The Company is currently negotiating with the holders of the shares subject to the repurchase as to the timing of the repurchase.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information required by this Item regarding the directors and executive officers of the Company will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 annual meeting of stockholders and is incorporated herein by reference thereto.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this Item regarding the directors and executive officers of the Company will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 annual meeting of stockholders and is incorporated herein by reference thereto.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 annual meeting of stockholders and is incorporated herein by reference thereto.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 annual meeting of stockholders and is incorporated herein by reference thereto.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.


 EXHIBIT
 NUMBER                                          DESCRIPTION OF DOCUMENT
----------     -------------------------------------------------------------------------------------------------
*3.1           --               Charter of the Company, as amended.
*3.2           --               Restated Bylaws of the Company.
*4.1           --               Specimen Common Stock Certificate.
*4.2           --               Paragraph 6 of the Charter of the Company (included in Exhibit 3.1).
*10.1          --               Lease dated September 30, 1993 between the Company and William Madison Smith.
*10.2          --               Employment Agreement dated as of January 1, 1994 between the Company and
                                Thomas Jackson Weaver, III
*10.3          --               Employment Agreement dated as of January 1, 1994 between the Company and Prab
                                Nallamilli.
*10.4          --               Intentionally omitted.
*10.5          --               Stock Purchase Warrant dated February 24, 1994 between the Company and Yee,
                                Desmond, Schroeder & Allen, Inc.
*10.6          --               Form of Indemnification Agreement between the Company and each of the directors and executive officers.
*10.7          --               Employment Agreement dated April 29, 1996 between the Company and Jeffrey
                                McIntyre.
*10.8          --               Employment Agreement dated April 29, 1996 between the Company and Mark van
                                Hartesvelt.
**10.9         --               Nashville Country Club, Inc. 1995 Stock Option Plan.
**10.10        --               Form of Stock Option Agreements for options granted under the 1995 Stock
                                Option Plan.
**21           --               Subsidiaries of the Company.
27             --               Financial Data Schedule

---------------
* Incorporated by reference to the same exhibit number in the Company's Registration Statement on Form SB-2 (Registration No. 33-69944).
** (Incorporated by reference to the same exhibit number in the Company's Form 10-KSB for the fiscal year ended December 31, 1995.)

         (b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the quarterly period ended December 29, 1996.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Hickory Valley, Tennessee, on the 11th day of April, 1997.
                                        NASHVILLE COUNTRY CLUB, INC.


                                        By:  /s/ Thomas Jackson Weaver III
                                           -------------------------------------
                                                 Thomas Jackson Weaver III
                                                 Chairman of the Board, Chief
                                                 Executive Officer and President


         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

                  Signature                                         Title                               Date
                  ---------                                         -----                               ----
/s/ Thomas Jackson Weaver III                    Chairman of the Board, Chief Executive        April 11, 1997
---------------------------------------------    Officer and President (Principal Executive
Thomas Jackson Weaver III                        and Financial Officer)


/s/ Prab Nallamilli                              Director, Director of Operations              April 11, 1997
---------------------------------------------
Prab Nallamilli

/s/ Frank Bumstead                               Director                                      April 11, 1997
---------------------------------------------
Frank Bumstead

/s/ Charles Flood                                Director                                      April 11, 1997
---------------------------------------------
Charles Flood

/s/ Jeffrey McIntyre                             Director                                      April 11, 1997
---------------------------------------------
Jeffrey McIntyre

/s/ Louis J. Risi, Jr.                           Director                                      April 11, 1997
---------------------------------------------
Louis J. Risi, Jr.

/s/ Steven L. Risi                               Director                                      April 11, 1997
---------------------------------------------
Steven L. Risi

/s/ Jose F. Rosado                               Director                                      April 11, 1997
---------------------------------------------
Jose F. Rosado

/s/ Mark van Hartesvelt                          Director                                      April 11, 1997
---------------------------------------------
Mark van Hartesvelt

/s/ Frank A. McKinnie Weaver, Sr.                Director                                      April 11, 1997
---------------------------------------------
Frank A. McKinnie Weaver, Sr.

/s/ Kyle Young                                   Director                                      April 11, 1997
---------------------------------------------
Kyle Young

/s/ Bryan Cusworth                               Chief Financial Officer (Principal            April 11, 1997
---------------------------------------------    Accounting Officer)
Bryan Cusworth

                                 EXHIBIT INDEX

Exhibit No.               Description
----------                -----------
27                        Financial Data Schedule