Form 10KSB/A
period 1996-12-29
NASHVILLE COUNTRY CLUB INC
filed 1997-04-30
CIK 913201

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-1
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1997

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

                      COMMON STOCK, NO PAR VALUE PER SHARE
                   REDEEMABLE COMMON STOCK PURCHASE WARRANTS

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO     .
                                              -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

         The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of such stock as reported on March 27, 1997 on The Nasdaq National Market of the National Association of Securities Dealers, Inc.) was approximately $18,820,300.

         As of March 31, 1997, 4,590,435 shares of the registrant's Common Stock were outstanding.

                Transitional Small Business Disclosure Format (Check One):
                                Yes     No  X
                                    ---    ---

                 DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                EXPLANATORY NOTE

         This Form 10-KSB/A is being filed in order to amend and restate in their entirety Items 9, 10, 11 and 12 of the Registrant's Form 10-KSB for the fiscal year ended December 29, 1996.

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth certain information regarding the directors and executive officers of the Company.

                   Name                          Age                        Position
 Thomas Jackson Weaver III (3) . . . . .         39         Chairman of the Board, Chief Executive
                                                            Officer and President
 Bryan J. Cusworth . . . . . . . . . . .         37         Chief Financial Officer
 Robert E. Geddes  . . . . . . . . . . .         52         Director
 Thomas Miserendino  . . . . . . . . . .         47         Director
 Prab Nallamilli . . . . . . . . . . . .         48         Director, Director of Operations
 Jeffrey McIntyre (3)  . . . . . . . . .         47         Director
 Mark van Hartesvelt (3) . . . . . . . .         46         Director
 Frank Bumstead  . . . . . . . . . . . .         54         Director
 Charles Flood . . . . . . . . . . . . .         52         Director
 Louis J. Risi, Jr.  . . . . . . . . . .         60         Director
 Steven L. Risi (1)(2) . . . . . . . . .         41         Director
 Jose F. Rosado  . . . . . . . . . . . .         49         Director
 Frank A. McKinnie Weaver, Sr. (1)(2)  .         36         Director, Secretary
 Kyle Young (1)(2) . . . . . . . . . . .         43         Director

--------------------
(1)      Member of Audit Committee of the Board of Directors
(2)      Member of Compensation Committee of the Board of Directors
(3)      Member of Executive Committee of the Board of Directors

         Thomas Jackson Weaver III. Mr. Weaver has served as Chairman of the Board, President and Chief Executive Officer of the Company since its inception. From 1986 to 1988, Mr. Weaver served as president of Hard Rock International plc, an English public company whose securities traded on the London Stock Exchange and the American Stock Exchange. In such capacity, Mr. Weaver oversaw the development and/or expansion of Hard Rock Cafes in Dallas, Texas; Cancun, Mexico; London, England; New York, New York; and Boston, Massachusetts; and the sale of Hard Rock International plc to Pleasurama plc, an unaffiliated English public company, in September 1988 (references herein to the Hard Rock Cafe and affiliated entities do not include any company controlled by Peter Morton after 1982). Since 1988 he has been the President of Heritage Trust Company, a corporation with investments in numerous public and private companies. Mr. Weaver continues to serve as President of Heritage Trust Company, but devotes his full-time efforts to the business operations of the Company. Mr. Weaver is the brother of Frank A. McKinnie Weaver, Sr.

         Bryan J. Cusworth. Mr. Cusworth has served as Chief Financial Officer of the Company since September 1996. Prior to joining the Company, Mr. Cusworth was employed by Arthur Andersen LLP from July 1982 to September 1996, where he specialized in the hospitality, real estate and entertainment industries. Mr. Cusworth is a Certified Public Accountant.

         Robert E. Geddes. Mr. Geddes has served as a director of the Company since April 1997. Mr. Geddes is a founder and the Chairman of the Board and Chief Executive Officer of Eric/Chandler, Ltd., managing partner of Irvine Meadows Amphitheatre, and a stockholder, director and executive officer of New Avalon, Inc. and TBA Media, Inc. For at least five years prior to April 1997, Mr. Geddes was a director of Avalon Entertainment Group, Inc.

         Thomas Miserendino. Mr. Miserendino has served as a director of the Company since April 1997. For at least five years prior to April 1997, Mr. Miserendino was the Chief Financial Officer and Treasurer of Avalon Entertainment Group, Inc. He has served as President of Eric/Chandler, Ltd. since 1986. Mr. Miserendino is a stockholder, director and executive officer of New Avalon, Inc. and TBA Media, Inc. Mr. Miserendino is a certified public accountant.

         Prab Nallamilli. Mr. Nallamilli has served as a director and as Director of Operations of the Company since inception. From 1971 to 1991, Mr. Nallamilli served in various capacities for Hard Rock International plc and its predecessors, most recently as Director of World Wide Operations. In that capacity he was directly responsible for the development of restaurants in London, England; Paris, France; New York, New York; Acapulco, Mexico; Stockholm, Sweden; Boston, Massachusetts; Monte Carlo; Orlando, Florida; Tokyo, Japan; Puerto Vallarta, Mexico; Berlin, Germany; Reykjavik, Iceland; Cancun, Mexico; Washington, D.C.; and Dallas, Texas. Since 1991, Mr. Nallamilli has owned and operated restaurants in London and has served as a consultant in the restaurant industry. Mr. Nallamilli is also a director of Sunrise Diner, Limited. Mr. Nallamilli is not a full-time employee of the Company.

         Jeffrey McIntyre. Mr. McIntyre has served as a director of the Company since April 1996. He has served as Co-Managing Director of the Resort since December 1994. From 1988 to 1994, Mr. McIntyre was Senior Vice President of Operations for Doubletree/Guest Quarters Suite Hotels. Mr. McIntyre has also served in senior management positions for Radisson Hotel Corporation and Sheraton Hotel Corporation.

         Mark van Hartesvelt. Mr. van Hartesvelt has served as a director of the Company since April 1996. He has served as Co-Managing Director of the Resort since December 1994. From 1989 to 1994, Mr. van Hartesvelt was Senior Vice President of Marketing and Sales for Doubletree/Guest Quarters Suite Hotels. Mr. van Hartesvelt has also served in senior management positions in marketing, strategic planning and operations with Pratt Hotels Corporation, Resorts International, Harrah's Casinos, Holiday Inns, Inc., and Levanthal and Horwath.

         Frank Bumstead. Mr. Bumstead has served as a director of the Company since its inception. Since 1989, Mr. Bumstead has been President and a principal shareholder of Flood, Bumstead, McCready & McCarthy, Inc., a business management firm which represents the financial interests of artists, songwriters and producers in the music industry ("FBMM, Inc."). Since 1993, he has also served as Chairman and Chief Executive Officer, and been a principal shareholder, of FBMS Financial, Inc., a registered investment advisor under the Investment Company Act of 1940 ("FBMS Financial"). From 1986 to December 1990, Mr. Bumstead was President of Bumstead Co., a financial consulting company. He is also Vice Chairman of the Board of Response Oncology Inc., a health care services firm listed on The Nasdaq National Market, Chairman of the Board of Brentwood National Bank in Brentwood, Tennessee, and a director of Veritas Music Entertainment, Inc.

         Charles Flood. Mr. Flood has served as a director of the Company since May 1995. Since 1989, Mr. Flood has been the Chairman of the Board and a principal shareholder of FBMM, Inc. Since 1993 he has also served as a Director and Treasurer, and been a principal shareholder, of FBMS Financial. Prior to that time, Mr. Flood worked at Capitol Records in Nashville as the Director of Artist Relations and later as Director of Talent Acquisition. Mr. Flood is a director of Veritas Music Entertainment, Inc.

         Louis J. Risi, Jr. Mr. Risi has served as a director of the Company since April 1996. For more than the past five years, Mr. Risi has served as the Chairman and Chief Executive Officer of Risi Holdings Group, a private investment and operating company. Prior to that time, Mr. Risi held various executive positions, including President, Director and Chairman of the Executive Committee of Norin Corp., an American Stock Exchange-traded company, Chairman and Chief Executive Officer of National Investors Fire and Casualty Company, Executive Vice-President and Director of the Detroit Red Wings Hockey Club, Inc., member of the Board of Governors of the National Hockey League, Member of the Advisory Counsel of the American Stock Exchange, Director of the Chicago Rock Island and Pacific Railroad, Director of Midland National Bank, Executive Vice President and Director of Ivan Tors Films, Inc., Director of Upper Lakes Shipping, Ltd., Director of Maple Leaf Mills, Ltd., Director of Investors Equity Life Insurance Company of Hawaii, Director of Corporate Foods, Inc. and Director of Southeast Airlines, Inc. Mr. Risi is a director of Bankmanagers Corp., a bank holding company in Milwaukee, Wisconsin. Mr. Risi is the father of Steven L. Risi.

         Steven L. Risi. Mr. Risi has served as a director of the Company since April 1996. Mr. Risi has served as the Chief Financial Officer of Risi Holdings Group since 1989. He has also served as trustee and personal adviser to the beneficiary of the Bruce A. Norris Trust, Wendy G. Norris, since 1988. Mr. Risi is a director of Community Bank of Homestead, Florida. Mr. Risi is a certified public accountant. Mr. Risi is the son of Louis J. Risi, Jr.

         Jose F. Rosado. Mr. Rosado has served as a director of the Company since April 1996. For more than the past five years, Mr. Rosado has served as the Chief Executive Officer of IBEX Institutional Advisors ("IBEX"), a real estate investment and management firm serving the domestic pension fund industry and corporate and individual offshore investors. Included among IBEX's clients is the California Public Employees' Retirement System, the largest public pension fund in the United States. In 1976, Mr. Rosado pioneered the "counter-cyclical" investment strategy, helping to organize Florida Atlantic Investments, Inc., a real estate investment fund which, together with the Trust Department of Chemical Bank and various offshore investment groups, acquired distressed real estate from the REIT industry. From 1978 to 1982, Mr. Rosado served as President of Shearson Properties International, a division of Shearson Hayden Stone engaged in real estate investments for Shearson's offshore investors. In 1982, when American Express acquired Shearson Hayden Stone, Mr. Rosado formed Interholden Equities and subsequently IBEX to continue his investment and advisory activities in the real estate industry.

         Frank A. McKinnie Weaver, Sr. Mr. Weaver has served as a director of the Company since inception. Since 1994, Mr. Weaver has served as Vice President, Private Banking, for the National Bank of Commerce ("NBC") in Memphis, Tennessee. NBC is a wholly-owned subsidiary of National Commerce Bancorporation. Prior to joining NBC, Mr. Weaver served as Vice President and Director of Whiteville Bank from 1991 to 1994. Mr. Weaver also is a director of Heritage Trust Company, Heritage Farms of Hickory Valley, Inc., and a member of the Board of Regents of the Mid-South School of Banking. Mr. Weaver is the brother of Thomas J. Weaver III.

         Kyle Young. Mr. Young has served as a director of the Company since March 1996. Since 1985, Mr. Young has been the Deputy Director of the Country Music Foundation (the "CMF"). From 1975 to 1985, Mr. Young was employed by the CMF in various other capacities, including involvement in the development and licensing of television shows, radio programs and music festivals produced by the CMF. Mr. Young is actively involved in the Country Music Association, the National Academy of the Recording Arts and Sciences, the National Association of Independent Record Distributors, the Nashville Entertainment Association, the Inter-Museum Council of Nashville, the Nashville Institute for the Arts and Vanderbilt University Press.

         All directors hold office for terms of one year and until the next annual meeting of shareholders scheduled to vote on the election and qualification of their respective successors. Executive officers are elected by the Board of Directors and, subject to existing employment agreements, serve at the discretion of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         To the Company's knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, no person who, at any time during such fiscal year was a director, officer or beneficial owner of more than 10% of any class of the Company's equity securities failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10.         EXECUTIVE COMPENSATION.

         The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and the other executive officers of the Company who received annual salary and bonus in excess of $100,000 (hereinafter collectively referred as the "Named Executive Officers") for the three years ended December 29, 1996. The Company has an employment agreement with Mr. Weaver.

                           SUMMARY COMPENSATION TABLE



           Name and Principal                      Annual Compensation
                                                   -------------------
                Position               Year      Salary ($)   Bonus ($)
     ------------------------------    ----   -------------   ---------
     Thomas J. Weaver III  . . . .     1996   $    62,500     $   0
        Chairman of the Board,         1995       125,000         0
        President and Chief            1994        88,942         0
        Executive Officer


EMPLOYMENT AND CONSULTING AGREEMENTS

         The Company has entered into an employment agreement with Thomas J. Weaver III for a term of five years, commencing January 1, 1994. The agreement provides for an annual base salary of $125,000 and an annual bonus as determined by the Board of Directors based on the operating results of the Company. The agreement is automatically renewed on each anniversary date for an additional five-year term unless it is terminated by either party prior to the anniversary date. The agreement provides that Mr. Weaver is entitled to payment for the unexpired portion of the current term in the event his employment is terminated without cause by the Company. Under the agreement, cause is defined to include failure to perform the duties of his office, breach of fiduciary duty to the Company and willful violation of the confidentiality or non-competition provisions of the agreement.

         Avalon Entertainment Group, Inc. ("Avalon"), a wholly-owned subsidiary of the Company, has entered into a consulting agreement with Robert E. Geddes providing for the consulting services to Avalon for a term commencing on April 21, 1997 and ending December 31, 2002. The agreement provides for annual base compensation of $100,000, with cost of living increases as determined by the Board of Directors of the Company, and, for each calendar year after 1996, annual incentive compensation consisting of (i) an incentive bonus of $33,333 for each calendar year in which the pre-tax net income of Avalon equals or exceeds $1,000,000 and (ii) if the applicable income level is achieved, either (A) a bonus of 3.3% of the amount by which the pre-tax net income of Avalon, calculated as described in the employment agreements, for a calendar year exceeds 75% of the projected pre-tax net income of Avalon for such year or (B) a bonus of 3.3% of the pre-tax net income of Avalon for a calendar year if the projected pre-tax net income for such year is realized. For purposes of the consulting agreement, the projected pre-tax net income of Avalon shall be as follows: for 1997, $1,200,000; for 1998, $1,500,000; for
1999, $1,700,000; and for 2000, 2001, and 2002, $2,000,000.

         Avalon has entered into a consulting agreement with Thomas Miserendino providing for consulting services to Avalon for a term commencing on April 21, 1997 and ending December 31, 2002. The agreement provides for annual base compensation of $50,000, with cost of living increases as determined by the Board of Directors of the Company, and, for each calendar year after 1996, annual incentive compensation consisting of (i) an incentive bonus of $16,667 for each calendar year in which the pre-tax net income of Avalon equals or exceeds $1,000,000 and (ii) if the applicable income level is achieved, either
(A) a bonus of 1.7% of the amount by which the pre-tax net income of Avalon, calculated as described in the consulting agreements, for a calendar year exceeds 75% of the projected pre-tax net income of Avalon for such year or (B) a bonus of 1.7% of the pre-tax net income of Avalon for a calendar year if the projected pre-tax net income for such year is realized. For purposes of the consulting agreement, the projected pre-tax net income of Avalon shall be as follows: for 1997, $1,200,000; for 1998, $1,500,000; for 1999, $1,700,000; and
for 2000, 2001, and 2002, $2,000,000.

STOCK OPTION PLANS

         On August 14, 1995, the Board of Directors approved the issuance, pursuant to the Nashville Country Club, Inc. 1995 Stock Option Plan of options (the "1995 Options") to six employees of the Company to purchase a total of 50,000 shares of Common Stock at a price of $5.50 per share. The 1995 Options vest and become exercisable in four equal installments on August 14, 1996 and each anniversary date thereof.

         On April 20, 1997, the Board of Directors approved the Nashville Country Club, Inc. 1997 Stock Option Plan and the issuance thereunder to Mr. Weaver of options (the "1997 Options") to purchase up to 250,000 shares of Common Stock at a price of $5.40 per share. The 1997 Options are immediately exercisable.

DIRECTORS COMPENSATION

         Directors who are officers or employees of the Company receive no compensation, as such, for serving as members of the Board. Directors who are not officers or employees of the Company receive $100 per meeting attended, and all Directors are reimbursed for their out-of-pocket expenses incurred in attending Board and committee meetings.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

         The following table sets forth as of April 30, 1997 certain information with respect to the beneficial ownership of the Company's common stock, no par value per share (the "Common Stock"), and Series A preferred stock, no par value per share (the "Preferred Stock"), by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the shareholders listed below has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

                                               Number of Shares
                                              Beneficially Owned                    Percent of Total
                                         ----------------------------        -----------------------------
                                                           Series A                            Series A
        NAME AND ADDRESS(1)                  Common       Preferred              Common        Preferred
-----------------------------------      -------------   ------------         -----------   --------------
Thomas Jackson Weaver III . . . .          1,030,000(2)    152,839                19.0%           45.7%
Bryan Cusworth  . . . . . . . . .                  0             0                    0               0
Prab Nallamilli . . . . . . . . .                  0             *                    0               *
Frank Bumstead  . . . . . . . . .                  0        36,099(3)                 0            10.8
Charles Flood . . . . . . . . . .                  0        36,099(3)                 0            10.8
Jeffrey McIntyre  . . . . . . . .             18,233             0                    *               0
Louis Risi, Jr. . . . . . . . . .            139,322(4)          0                 1.6%               0
Steven L. Risi  . . . . . . . . .             20,684(4)          0                    *               0
Jose F. Rosado  . . . . . . . . .            222,094(4)          0                 4.2%               0
Mark van Hartesvelt . . . . . . .             18,233             0                    *               0
Frank A. McKinnie Weaver, Sr  . .                  0        54,000                    0            16.2
Kyle Young  . . . . . . . . . . .                  0             0                    0               0
Robert E. Geddes  . . . . . . . .            165,342             0                 3.1%               0
Thomas Miserendino  . . . . . . .             40,492             0                    *               0
All executive officers and
directors                                  1,654,400       268,135                30.6%            80.2
  as a group (14 persons) . . . .

----------
 * Less than 1%.
(1) The address for Messrs. Weaver, Nallamilli and Weaver is 402 Heritage Plantation Way, Hickory Valley, Tennessee 38042, the address for Messrs. Bumstead and Flood is 1700 Hayes Street, Suite 304, Nashville, Tennessee 37203, the address for Mr. Young is 4 Music Square East, Nashville, Tennessee 37203, the address for Messrs. McIntyre and van Hartesvelt is 535 South Park, Breckenridge, Colorado 80424, the address for Messrs. Risi, Rosado and Risi is 2333 Ponce de Leon Blvd., Suite 650, Coral Gables, Florida 33134, and the address for Messrs. Geddes and Miserendino is 17835 Ventura Blvd., Suite 300, Encino, California 91316.
(2) Includes 250,000 shares issuable by the company upon the exercise of outstanding stock options.
(3) Includes 11,140 shares held by a corporation over which Mr. Bumstead and Mr. Flood share voting and investment power.
(4) Includes 10,000 shares issuable by the Company upon the exercise of outstanding stock options.



ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Board of Directors has adopted a policy which provides that any transaction between the Company and any of its officers, directors or 5% shareholders, or affiliates thereof, must be on terms no less favorable than those which could be obtained from unaffiliated parties and must be approved by a majority of the disinterested members of the Company's Board of Directors.

         The Company will not make loans to officers, directors or affiliates of the Company other than advances for travel, business expense, relocation and similar operating expenditures, and other loans for specific purposes directly related to the ordinary course of the Company's business; provided, that these loans will be approved by a majority of the members of the Company's Board of Directors, including a majority of the disinterested members of the Board of Directors.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Hickory Valley, Tennessee, on the 30th day of April, 1997.

                                        NASHVILLE COUNTRY CLUB, INC.


                                        By: /s/  Thomas Jackson Weaver III
                                            ----------------------------------
                                                  Thomas Jackson Weaver III
                                                  Chairman of the Board, Chief
                                                  Executive Officer and
                                                  President