Form 10KSB/A
period 1996-12-29
NASHVILLE COUNTRY CLUB INC
filed 1997-05-01
CIK 913201

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-KSB/A-2
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

         As of March 31, 1997, 4,590,435 shares of the registrant's Common Stock were outstanding.

                Transitional Small Business Disclosure Format (Check One):
                                Yes     No  X
                                    ---    ---

                 DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                EXPLANATORY NOTE

         This Form 10-KSB/A is being filed in order to amend and restate in its entirety Item 13 of the Registrant's Form 10-KSB for the fiscal year ended December 29, 1996.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.



  EXHIBIT
  NUMBER                                 DESCRIPTION OF DOCUMENT
 ---------                               -----------------------
       3.1    --  Charter of the Company, as amended. (1)
       3.2    --  Restated Bylaws of the Company. (1)
       4.1    --  Specimen Common Stock Certificate. (1)
       4.2    --  Paragraph 6 of the Charter of the Company (included in
                  Exhibit 3.1). (1)
       4.3    --  Specimen Warrant Certificate. (2)
      10.1    --  Lease dated September 30, 1993 between the Company and
                  William Madison Smith. (1)
      10.2    --  Employment Agreement dated  as of January 1, 1994 between the
                  Company and Thomas Jackson Weaver, III. (1)
      10.3    --  Employment Agreement dated as of January 1, 1994 between the
                  Company and Prab Nallamilli. (1)
      10.4    --  Intentionally omitted.
      10.5    --  Stock Purchase Warrant dated February 24, 1994 between the
                  Company and Yee, Desmond, Schroeder & Allen, Inc. (1)
      10.6    --  Form of Indemnification Agreement between the Company and each of the directors and executive officers. (1)
      10.7    --  Employment Agreement dated April  29, 1996 between the Company and Jeffrey McIntyre. (2)
      10.8    --  Employment Agreement dated April  29, 1996 between the Company and Mark van Hartesvelt. (2)
      10.9    --  Nashville Country Club, Inc. 1995 Stock Option Plan. (3)
     10.10    --  Form of Stock Option Agreement for options granted under the
                  1995 Stock Option Plan. (3)
     10.11    --  Nashville Country Club, Inc. 1997 Stock Option Plan.
     10.12    --  Forms of Stock Option Agreement for  options granted under the
                  1997 Stock Option Plan.
     10.13    --  Representative's Warrant Agreement  dated April 23, 1996 between the Company and H.J. Meyers & Co., Inc. (3)
     10.14    --  Warrant Agreement dated April 23, 1996 among the Company,
                  H.J. Meyers & Co.,  Inc. and American Stock Transfer & Trust
                  Company. (3)
     10.15    --  Registration Rights Agreement  between the Company, Robert E.
                  Geddes, Greg M. Janese, Thomas Miserendino, Brian K. Murphy
                  and Marc W. Oswald.

     10.16    --  Consulting Agreement between Avalon Entertainment  Group, Inc.
                  and Robert E. Geddes.
     10.17    --  Consulting  Agreement between Avalon Entertainment Group, Inc.
                  and Thomas Miserendino.
     10.18    --  Employment Agreement between  Avalon Entertainment Group, Inc.
                  and Marc W. Oswald.
     10.19    --  Employment Agreement between Avalon Entertainment  Group, Inc.
                  and Greg M. Janese.
     21.1     --  Subsidiaries of the Company.
     27.1     --  Financial Data Schedule.

----------
(1) Incorporated by reference to the same exhibit number in the Company's Registration Statement on Form SB-2 (Registration No. 33-69944).
(2) Incorporated by reference to the same exhibit number in the Company's Registration Statement on Form SB-2 (Registration No. 33-97890).
(3) Incorporated by reference to the same exhibit number in the Company's Form 10-KSB for the fiscal year ended December 31, 1995.

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

                                        NASHVILLE COUNTRY CLUB, INC.


                                        By: /s/  Thomas Jackson Weaver III
                                            ----------------------------------
                                                  Thomas Jackson Weaver III
                                                  Chairman of the Board, Chief
                                                  Executive Officer and
                                                  President

                                 EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------
10.11            Nashville Country Club, Inc. 1997 Stock Option Plan.
10.12            Forms of Stock Option Agreements for options granted under the 1997 Stock Option Plan.
10.15            Registration Rights Agreement between the Company, Robert E. Geddes, Greg M. Janese, Thomas
                 Miserendino, Brian K. Murphy and Marc W. Oswald.
10.16            Consulting Agreement between Avalon Entertainment Group, Inc. and Robert E. Geddes.
10.17            Consulting Agreement between Avalon Entertainment Group, Inc. and Thomas Miserendino.
10.18            Employment Agreement between Avalon Entertainment Group, Inc. and Marc W. Oswald.
10.19            Employment Agreement between Avalon Entertainment Group, Inc. and Greg M. Janese.