Form 10QSB
period 1997-03-31
NASHVILLE COUNTRY CLUB INC
filed 1997-05-15
CIK 913201

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.
                                     20549

                                  FORM 10-QSB


                  Quarterly report under Section 13 or 15(d)of
                      the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1997

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

          402 Heritage Planation Way, Hickory Valley, Tennessee 38042
                    (Address of Principal Executive Offices)

                                 (901) 764-2300
              (Registrant's Telephone Number, Including Area Code)

                                 Not applicable
            (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days:       Yes  X     No
                        ---       ---

As of March 31, 1997, the Registrant had outstanding 4,590,435 shares of Common Stock, no par value per share.

Transitional Small Business Disclosure Format (check one):     Yes    No  X
                                                                  ---    ---

                 NASHVILLE COUNTRY CLUB, INC., AND SUBSIDIARIES

                                  FORM 10-QSB


                               TABLE OF CONTENTS



                         PART I - Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets ....................................  1
         Consolidated Statements of Operations ..........................  2
         Consolidated Statements of Cash Flow (Unaudited) ...............  3

         Notes to Consolidated Financial Statements .....................  4

Item 2.  Management's Discussion and Analysis or Plan of Operation  .....  6


                          PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K  ..............................  9

Signatures............................................................... 10

                 NASHVILLE COUNTRY CLUB, INC., AND SUBSIDIARIES

                                     PART I

FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS


                                                                December 31,     March 31,
                                                                   1996            1997
                                                               ------------    ------------
                                                                               (Unaudited)
Current assets:
 Cash and cash equivalents                                     $  2,659,921    $  2,619,879
 Accounts receivable                                                611,279       1,235,276
 Inventories                                                        429,987         430,597
 Prepaid expenses and other current assets                          139,771         134,850
                                                               ------------    ------------
       Total current assets                                       3,840,958       4,420,602

Property and equipment, net                                      34,043,605      33,870,263

Other assets, net of accumulated amortization                       223,544         357,166
                                                               ------------    ------------

Total assets                                                   $ 38,108,107    $ 38,648,031
                                                               ============    ============

Current liabilities:
 Current portion of long-term debt                             $    884,311    $  2,682,653
 Accounts payable                                                 1,282,723         910,735
 Advance deposits                                                 1,739,839         520,161
 Accrued expenses                                                 1,733,170       2,250,109
                                                               ------------    ------------
       Total current liabilities                                  5,640,043       6,363,658

Capital lease obligation                                            733,000         733,000

Long-term debt, net of current portion                           19,521,739      17,559,436
                                                               ------------    ------------

Total liabilities                                                25,894,782      24,656,094
                                                               ------------    ------------

Stockholders' equity:
 Preferred stock, no par value; authorized 1,000,000
     shares, 334,285 of Series A convertible preferred stock
     issued and outstanding, $10,029 liquidation preference          10,000          10,000
 Common stock, no par value; authorized 20,000,000 shares,
     4,590,435 shares issued and outstanding                     16,770,423      16,770,423
 Accumulated deficit                                             (4,567,098)     (2,788,486)
                                                               ------------    ------------
       Total stockholders' equity                                12,213,325      13,991,937
                                                               ------------    ------------

Total liabilities and stockholders' equity                     $ 38,108,107    $ 38,648,031
                                                               ============    ============


                       See notes to financial statements.

                 NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             Three Months Ended
                                                                  March 31,
                                                         ----------------------------
                                                              1996            1997
                                                         ------------    ------------
Revenues:
    Rooms                                                $       --      $  5,795,591
    Food and beverage                                         501,841       2,453,426
    Other                                                      13,401       1,852,512
                                                         ------------    ------------
      Total revenue                                           515,242      10,101,529
                                                         ------------    ------------

Departmental expenses:
    Rooms                                                        --         3,339,459
    Food and beverage                                         444,400       1,823,015
    Other                                                        --         1,226,460
                                                         ------------    ------------
      Total departmental expenses                             444,400       6,388,934
                                                         ------------    ------------

Departmental profit                                            70,842       3,712,595
                                                         ------------    ------------

Undistributed operating expenses:
    General and administrative                                 54,660         585,830
    Sales and marketing                                        38,408         238,482
    Property operation and maintenance                         49,729         442,157
    Depreciation                                               29,105         256,109
                                                         ------------    ------------
      Total operating expenses                                171,902       1,522,578
                                                         ------------    ------------
    Gross operating (loss) profit                            (101,060)      2,190,017
                                                         ------------    ------------

Other income (expenses):
    Interest income                                             1,601          23,559
    Interest expense                                             --          (434,964)
      Total other income (expenses)                             1,601        (411,405)
                                                         ------------    ------------

Net (loss) income                                        $    (99,459)   $  1,778,612
                                                         ============    ============

Weighted average common and equivalent shares
    outstanding                                             1,470,000       4,924,720
                                                         ============    ============

Earnings (loss) per common and equivalent common share           (.07)            .36
                                                         ============    ============


                       See notes to financial statements.

                 NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                                              Three Months Ended
                                                                                  March 31,
                                                                          ----------------------------
                                                                              1996            1997
                                                                          ------------    ------------
Cash flows from operating activities:
     Net (loss) income                                                    $    (99,459)   $  1,778,612
                                                                          ------------    ------------
       Adjustments to reconcile net loss to net cash used by operating activities:
           Depreciation and amortization                                        29,105         253,805
           Changes in assets and liabilities:
              Increase in accounts receivable                                  (25,074)       (623,997)
              Increase in inventory                                               (355)           (610)
              (Increase) decrease in prepaid expenses and other current
                assets                                                         (20,185)          4,921
              Increase in other assets                                        (139,063)        (43,105)
              Increase (decrease) in accounts payable                           27,216        (371,988)
              Decrease in advance deposits                                        --        (1,219,678)
              Increase in accrued expenses                                        --           516,939
                                                                          ------------    ------------
                Total adjustments                                               10,707        (143,713)
                                                                          ------------    ------------
                  Net cash (used in) provided by operating activities          (88,752)        294,899
                                                                          ------------    ------------

Cash flows from investing activities:
     Expenditures for property and equipment                                    (2,304)        (74,202)
     Increase in other assets                                                 (139,063)        (96,778)
                                                                          ------------    ------------
                  Net cash used in investing activities                       (141,367)       (170,980)
                                                                          ------------    ------------

Cash flows from financing activities:
     Proceeds from borrowings                                                   50,000            --
     Repayments of borrowings                                                     --          (163,961)
                  Net cash provided by (used in) financing activities           50,000        (163,961)
                                                                          ------------    ------------

Net decrease in cash and cash equivalents                                     (180,119)        (40,042)

Cash and cash equivalents - beginning of period                                235,711       2,659,921
                                                                          ------------    ------------

Cash and cash equivalents - end of period                                 $     55,592    $  2,619,879
                                                                          ============    ============

     Supplemental disclosure of cash flow information:

          Cash paid for interest was $0 and $1,779,000 for the three months ended March 31, 1996 and 1997, respectively.



                       See notes to financial statements.

                 NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION:

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

         The operations of The Village at Breckenridge Resort (the "Resort") are subject to significant seasonal variations with substantially all of the Resort's operating profits generated in the first quarter and in the months of November and December, which periods correspond to the winter ski season. Generally, the Resort reports a loss for the spring, summer and fall periods. In addition, the operations of the Resort may fluctuate significantly due to a number of factors, including weather. Such fluctuations may materially affect the Company's revenues and profitability.

         Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

         Certain prior period amounts have been reclassified to conform with the 1997 presentation. Such reclassifications had no impact on the Company's net loss.

2.       EARNINGS (LOSS) PER COMMON SHARE:

         The computation of earnings per share was based on the weighted average number of common and common equivalent shares outstanding. The preferred stock is a common stock equivalent and is included in the weighted average number of common and common equivalent shares outstanding. Outstanding warrants and stock options were not included as their exercise price exceeded the market price for the Company's Common Stock during the period.

         The Company is required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") in the fourth quarter of 1997. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's consolidated financial statements. Therefore, pro forma results for SFAS No. 128 have not been presented.

3.       INCOME TAXES:

         The Company calculates and records the amounts of income taxes payable or refundable currently or in future years for temporary differences between the financial statement basis and income tax basis based on the current enacted tax laws. No provision for income taxes has been provided in the accompanying consolidated financial statements as the Company has net operating loss carryforwards to offset future net income. The deferred tax asset for the remaining net operating losses would be fully impaired as a result of the uncertainty as to their ultimate utilization.

4.       SUBSEQUENT EVENTS:

         On April 21, 1997, the Company acquired 100% of the common stock of Avalon Entertainment Group, Inc. ("AEG"). The purchase price for AEG is based on the 1997 net income of AEG, not to exceed approximately $7.2 million. The estimated purchase price of $7.2 million was satisfied by the issuance of 809,840 shares of Common

Stock of the Company, the payment of $400,000 cash and the issuance of $2,480,000 of notes payable. The shares of Common Stock will be held in escrow until a final determination of the purchase price is made. The notes payable accrue interest at the rate of 5% per annum and become due and payable on July 31, 1997. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets and liabilities of AEG based on the fair values on the date of acquisition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO MARCH 31, 1996

         The Company acquired the Resort on April 29, 1996. Accordingly, the operating results of the Company for the three-month period ended March 31, 1996, were those of the Nashville Country Club restaurant and corporate activities. The operating results of the Company as of, and for the three-month period ended March 31, 1997, include the operations of the Resort, the restaurant and corporate activities. Accordingly, the results for the three-month periods ended March 31, 1996 and March 31, 1997 are not readily comparable.

Components of Income

         Revenues. The Company's revenues are derived primarily from room rentals, food and beverage sales, commercial leasing, travel services, entertainment events and ancillary departments at the Resort, and from food and beverage sales at the Nashville Restaurant.

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

         Depreciation and Amortization Expense Depreciation and amortization expense consists of the depreciation of the Company's property and equipment and amortization of deferred loan fees.

         Interest Expense. Interest expense consists primarily of the interest costs associated with long-term debt recorded on the books of the Resort.

General

         The Resort operations provided approximately 95% of the Company's consolidated revenues and all of the consolidated gross operating profit for the three-month period ended March 31, 1997. As a result of the inclusion of the Resort in the three-month period ended March 31, 1997, the Company's consolidated revenues increased to $10,102,000 compared to $515,000 for the three-month period ended March 31, 1996. The Company recorded net income of $1,779,000 for the three-month period ended March 31, 1997 compared to a net loss of $99,000 for the three-month period ended March 31, 1996. Net loss from the Nashville Country Club restaurant and corporate activities increased from a net loss of $99,000 for the three-month period ended March 31, 1996, to a net loss of

$168,000 for the three-month period ended March 31, 1997. The increase in net loss between periods resulted primarily from an increase in corporate activities as the Company continues its significant growth, including the acquisition of the Resort.

Nashville Country Club Restaurant and Corporate Activities

         Revenues at the Nashville Country Club restaurant were $533,000 for the three-month period ended March 31, 1997 compared to $515,000 for the three-month period ended March 31, 1996. Food and beverage departmental expenses, as a percent of revenue, remained relatively constant between periods.

         Administrative and general expenses and sales and marketing increased 57% to $146,000 for the three-month period ended March 31, 1997 compared to $93,000 for the three-month period ended March 31, 1996. The increase is primarily due to the waiver of executive compensation attributable to services rendered in 1996, an increase in shareholder service expenses and an overall increase in other corporate related operating expenses as the Company continues its significant growth, including the acquisition of the Resort in April 1996.

         All other expenses related to the Nashville Country Club restaurant and corporate activities, including property operation and maintenance, and depreciation and amortization, remained relatively constant between periods.

The Village at Breckenridge Resort

         Total revenues for the Resort were $9,569,000 for the three-month period ended March 31, 1997. Rooms revenue from the Resort's 131 owned units and approximately 318 managed units was $5,796,000 for the period, representing an average occupancy of approximately 73% and an average daily rate of approximately $195. Food and beverage revenues from the Resort's eight food and beverage operations and banquet facilities were $1,929,000. The remaining $1,844,000 of revenues were generated from other sources, including travel services, commercial leasing and ancillary departments.

         Total departmental expenses for the Resort were $5,917,000 for the three-month period ended March 31, 1997. Rooms departmental expenses were $3,339,000 or 58% of rooms revenue. Of this total $2,630,000, or 45% of total rooms revenue, represents fees paid to the owners of units managed by the Resort. Food and beverage departmental expenses were $1,351,000 or 70% of food and beverage revenue. Other departmental expenses were $1,226,000 or 66% of other departmental revenue. Of this total, travel services departmental expenses, consisting of the cost of travel services, labor costs of travel agents and operating supplies were $1,036,000 or 93% of travel services revenue. The cost of travel services provided ranges from 85% - 90% of the revenue recognized.

         Undistributed operating expenses for the Resort were $1,293,000 for the three-month period ended March 31, 1997. General and administrative expenses were $468,000 or 4.9% of total Resort revenues. Sales and marketing expenses were $210,000 or 2.2% of total Resort revenues. Property operation and maintenance expenses were $388,000 or 4.1% of total Resort revenues. Depreciation and amortization expense was $227,000 for the three-month period ended March 31, 1997.

         Interest expense on the Resort's outstanding long-term indebtedness was $435,000 for the three-month period ended March 31, 1997.

         The Resort has recognized a profit before income taxes of $1,947,000 for the three-month period ended March 31, 1997. No provision for income taxes was necessary for the Company due to availability of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997, the Company had cash and cash equivalents of $2,620,000 and a working capital deficit of $1,943,000, including $2,683,000 of current maturities of long-term debt. The Company's primary requirements for capital are the satisfaction of current liabilities, the servicing of the Company's short-and long-term indebtedness and the acquisition of businesses and assets in connection with the Company's growth strategy.

         The Company is currently highly leveraged. In connection with the acquisition of the Resort, the Company became subject to certain long-term debt secured by liens on substantially all of the assets of the Resort. The long-term debt of the Resort totaled $20,242,000 as of March 31, 1997, of which $2,683,000 represents current maturities The long-term debt consists of five notes payable to banks or unaffiliated third parties, totaling $19,860,000, which are secured by deeds of trust on Resort property and equipment and security agreements on substantially all of the other assets of the Resort, and various other equipment and other notes payable totaling $382,000. The Company has entered into discussions with certain of the holders of its mortgage notes payable to modify the terms of the mortgage notes payable to reduce scheduled principal payments in 1997 and to extend the maturity dates. There can be no assurance that the Company will be able to modify the terms of these mortgage notes payable.

         In November 1996, the Company entered into a revolving credit facility that provides up to a maximum of $300,000 of unsecured borrowings through November 5, 1997. As of March 31, 1997, no amounts were outstanding under this revolving credit facility.

         In April 1997, the Company acquired AEG for approximately $7.2 million. The purchase price was satisfied through a combination of $4,320,000 of the Company's Common Stock, the payment of $400,000 in cash and the delivery of $2,480,000 in notes payable. The Company is also planning to construct a 107-room all-suites hotel adjacent to the Nashville Country Club restaurant in Nashville, Tennessee. This development, which the Company estimates will cost approximately $10,300,000, includes the acquisition of an existing, multi-story parking facility, the purchase of land currently leased by the Company, and the construction of a hotel with guest suites and meeting space.

         The Company intends to finance its cash requirements for the repayment of the notes issued to acquire AEG and the development of the Nashville hotel project from the proceeds of public and/or private issuances of its equity and debt securities and form short and long-term bank indebtedness. There can be no assurances that the Company will be able to obtain financing from these sources or that such financing will be on terms that are favorable to the Company. To the extent that the Company is able to finance its growth through external sources of capital, the Company intends to continue to grow its operations through additional acquisitions. Even if the Company is able to secure external financing sources for its growth plans, there can be no assurance that the Company will be able to acquire any additional businesses or assets or that any businesses or assets that are acquired will be or will become profitable.

         In connection with the acquisition of the Resort, the Company agreed to repurchase shares of the Company's Common Stock owned by certain prior owners of the Resort in an aggregate amount of up to $413,170 and agreed to pay $97,000 to one of the former owners of the Resort.

         Management believes that cash flow from operations, the proceeds of future issuances of its equity and debt securities and the use of short-term bank debt will be adequate to fund the operations and expansion plans of the Company during 1997. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may incur, from time to time, additional short- and long-term bank indebtedness. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates and general economic conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms acceptable to the Company.

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

                 NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION


ITEM     6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

                  Exhibit 27  --  Financial Data Schedule

         (b) Form 8-K's filed during the quarterly period ended March 31, 1997:

                  None

                                   SIGNATURES


         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Hickory Valley, Tennessee, on the 14th day of May, 1997.


                                        NASHVILLE COUNTRY CLUB, INC.


                                        By:   /s/ Thomas Jackson Weaver III
                                              ---------------------------------
                                              Thomas Jackson Weaver III
                                              Chairman of the Board,
                                              Chief Executive Officer
                                              and President



                                        By:   /s/ Bryan J. Cusworth
                                              ---------------------------------
                                              Bryan J. Cusworth,
                                              Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION
--------             -----------

  27           Financial Data Schedule