Form 10QSB
period 1997-06-30
NASHVILLE COUNTRY CLUB INC
filed 1997-08-14
CIK 913201

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.
                                     20549

                                  FORM 10-QSB


 Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
                                     1934

                  For the quarterly period ended June 30, 1997

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

Check whether the Registrant:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days:          Yes [X]  No  [ ]

As of July 31, 1997, the Registrant had outstanding 8,000,275 shares of Common Stock, no par value per share.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                 NASHVILLE COUNTRY CLUB, INC., AND SUBSIDIARIES

                                  FORM 10-QSB


                               TABLE OF CONTENTS



                                              PART I - Financial Information
                                              ------------------------------

Item 1.  Financial Statements
         Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
         Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
         Consolidated Statements of Cash Flow . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

Item 2.  Management's Discussion and Analysis or Plan of Operation  . . . . . . . . . . . . . . . . . . . . . . . . .  8


                                               PART II - Other Information
                                               ---------------------------

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                 NASHVILLE COUNTRY CLUB, INC., AND SUBSIDIARIES

                                     PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                                                December 31,        June 30,
                                                                                   1996               1997
                                                                                ------------      ------------
                                                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents                                                   $  2,659,921      $    876,626
    Accounts receivable                                                              611,279           980,743
    Due from Joint Venture                                                                --           250,000
    Inventories                                                                      429,987           369,580
    Prepaid expenses and other current assets                                        139,771           296,905
                                                                                ------------      ------------
         Total current assets                                                      3,840,958         2,773,854


Property and equipment, net                                                       34,043,605        33,860,515

Investment in Joint Venture                                                               --           360,564

Other assets, net:
    Goodwill                                                                              --         7,616,452
    Deferred offering costs and other                                                223,544         1,325,691
                                                                                ------------      ------------

Total assets                                                                    $ 38,108,107      $ 45,937,076
                                                                                ============      ============


Current liabilities:
    Short-term notes payable                                                    $         --      $  2,780,000
    Current portion of long-term debt                                                884,311         2,327,461
    Accounts payable                                                               1,282,723           787,195
    Advance deposits                                                               1,739,839         1,401,272
    Accrued expenses                                                               1,733,170         2,636,259
                                                                                ------------      ------------
         Total current liabilities                                                 5,640,043         9,932,187

Capital land lease obligation                                                        733,000           733,000

Long-term debt, net of current portion                                            19,521,739        17,649,759
                                                                                ------------      ------------


Total liabilities                                                                 25,894,782        28,314,946
                                                                                ------------      ------------

Stockholders' equity:
    Preferred stock, no par value; authorized 1,000,000
      shares, 334,285 of Series A convertible preferred stock
      issued and outstanding, $10,029 liquidation preference                          10,000            10,000
    Common stock, no par value; authorized 20,000,000 shares,
      5,400,275 shares issued and outstanding                                     16,770,423        21,090,423
    Accumulated deficit                                                           (4,567,098)       (3,478,293)
                                                                                ------------      ------------
         Total stockholders' equity                                               12,213,325        17,622,130
                                                                                ------------      ------------

Total liabilities and stockholders' equity                                      $ 38,108,107      $ 45,937,076
                                                                                ============      ============

                       See notes to financial statements.

                 NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                       Pro Forma
                                                                  Six Months Ended                 Six Months Ended
                                                                      June 30,                          June 30,
                                                             ----------------------------     -----------------------------
                                                                1996            1997             1996             1997
                                                             -----------     ------------     ------------     ------------
Revenues:
  Resort . . . . . . . . . . . . . . . . . . . . . . . . .   $ 2,294,201     $ 13,477,032     $ 12,440,488     $ 13,477,032
  Entertainment  . . . . . . . . . . . . . . . . . . . . .            --        1,491,360        2,472,742        3,414,533
                                                             -----------     ------------     ------------     ------------
    Total revenues . . . . . . . . . . . . . . . . . . . .     2,294,201       14,968,392       14,913,230       16,891,565
                                                             -----------     ------------     ------------     ------------

Operating expenses:
  Resort . . . . . . . . . . . . . . . . . . . . . . . . .     2,769,913       11,013,699       10,364,932       11,013,699
  Entertainment  . . . . . . . . . . . . . . . . . . . . .            --        1,565,392        2,594,547        3,498,083
  Depreciation and amortization  . . . . . . . . . . . . .       192,527          590,550          670,446          716,133
  Corporate expenses . . . . . . . . . . . . . . . . . . .        91,053          256,827           91,053          256,827
                                                             -----------     ------------     ------------     ------------
    Total operating expenses . . . . . . . . . . . . . . .     3,053,493       13,426,468       13,720,978       15,484,742
                                                             -----------     ------------     ------------     ------------

(Loss) income from operations  . . . . . . . . . . . . . .      (759,292)       1,541,924        1,192,252        1,406,823

Equity in income of Joint Venture  . . . . . . . . . . . .            --          424,347          372,163          455,825

Interest expense, net  . . . . . . . . . . . . . . . . . .      (231,236)        (877,466)        (952,233)        (948,638)
                                                             -----------     ------------     ------------     ------------


(Loss) income before taxes . . . . . . . . . . . . . . . .      (990,528)       1,088,805          612,182          914,010

Provision for taxes  . . . . . . . . . . . . . . . . . . .            --               --               --               --
                                                             -----------     ------------     ------------     ------------

Net (loss) income  . . . . . . . . . . . . . . . . . . . .   $  (990,528)    $  1,088,805     $    612,182     $    914,010
                                                             ===========     ============     ============     ============

Earnings (loss) per common and common equivalent share . .   $      (.40)    $        .21     $        .11     $        .16
                                                             ===========     ============     ============     ============

Weighted average shares outstanding  . . . . . . . . . . .     2,459,660        5,237,918        5,734,560        5,734,560
                                                             ===========     ============     ============     ============



                       See notes to financial statements.

                 NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                          Pro Forma
                                                                    Three Months Ended                Three Months Ended
                                                                         June 30,                          June 30,
                                                               -----------------------------     -----------------------------
                                                                   1996             1997             1996             1997
                                                               ------------     ------------     ------------     ------------
Revenues:
  Resort  . . . . . . . . . . . . . . . . . . . . . . . .      $  1,778,959     $  3,375,503     $  3,068,627     $  3,375,503
  Entertainment . . . . . . . . . . . . . . . . . . . . .                --        1,491,360        1,432,879        1,871,017
                                                               ------------     ------------     ------------     ------------
    Total revenues  . . . . . . . . . . . . . . . . . . .         1,778,959        4,866,863        4,501,506        5,246,520
                                                               ------------     ------------     ------------     ------------

Operating expenses:
  Resort  . . . . . . . . . . . . . . . . . . . . . . . .         2,253,344        3,462,809        3,428,188        3,462,809
  Entertainment . . . . . . . . . . . . . . . . . . . . .                --        1,565,392        1,486,081        1,931,819
  Depreciation and amortization . . . . . . . . . . . . .           163,422          334,441          337,975          357,467
  Corporate expenses  . . . . . . . . . . . . . . . . . .            20,064          152,314           20,064          152,314
                                                               ------------     ------------     ------------     ------------
    Total operating expenses  . . . . . . . . . . . . . .         2,436,830        5,514,956        5,272,308        5,904,409
                                                               ------------     ------------     ------------     ------------

Loss from operations  . . . . . . . . . . . . . . . . . .          (657,871)        (648,093)        (770,802)        (657,889)

Equity in income of Joint Venture . . . . . . . . . . . .                --          424,347          154,810          447,782

Interest expense, net . . . . . . . . . . . . . . . . . .          (233,198)        (466,061)        (439,666)        (480,527)
                                                               ------------     ------------     ------------     ------------


Loss before taxes . . . . . . . . . . . . . . . . . . . .          (891,069)        (689,807)      (1,055,658)        (690,634)

Provision for taxes . . . . . . . . . . . . . . . . . . .                --               --               --               --
                                                               ------------     ------------     ------------     ------------

Net loss  . . . . . . . . . . . . . . . . . . . . . . . .      $   (891,069)    $   (689,807)    $ (1,055,658)    $   (690,634)
                                                               ============     ============     ============     ============

Loss per common and common equivalent share . . . . . . .      $       (.25)    $       (.13)    $       (.20)    $       (.13)
                                                               ============     ============     ============     ============

Weighted average shares outstanding   . . . . . . . . . .         3,596,011        5,213,389        5,400,275        5,400,275
                                                               ============     ============     ============     ============



                      See notes to financial statements.

                 NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                               -----------------------------
                                                                                   1996            1997
                                                                               ------------     ------------
Cash flows from operating activities:
    Net (loss) income                                                          $   (990,528)    $  1,088,805
                                                                               ------------     ------------
      Adjustments to reconcile net (loss) income to net cash used in operating activities:
           Depreciation and amortization                                            192,527          590,550
           Undistributed earnings of Joint Venture                                       --         (424,347)
           Changes in assets and liabilities:
             Decrease (increase) in accounts receivable                              16,649         (269,919)
             (Increase) decrease in inventory                                      (106,741)          60,407
             (Increase) decrease in prepaid expenses and other current
               assets                                                              (203,100)         231,944
             Decrease (increase) in other assets                                     89,387          (61,192)
             Increase (decrease) in accounts payable and accrued
               expenses                                                             938,035       (2,831,699)
                                                                               ------------     ------------
               Total adjustments                                                   (926,757)      (2,704,256)
                                                                               ------------     ------------
                 Net cash used in operating activities                           (1,917,285)      (1,615,451)
                                                                               ------------     ------------


Cash flows from investing activities:
    Acquisition of the Resort, including cash acquired                           (6,148,158)              --
    Acquisition of AEG, including cash acquired                                          --          486,236
    Advances to Joint Venture                                                            --         (250,000)
    Expenditures for property and equipment                                              --         (275,250)
                                                                               ------------     ------------
                 Net cash used in investing activities                           (6,148,158)         (39,014)
                                                                               ------------     ------------

Cash flows from financing activities:
    Proceeds from sale of common stock                                           11,300,661               --
    Proceeds from borrowings                                                             --          300,000
    Repayments of borrowings                                                       (312,431)        (428,830)
                                                                               ------------     ------------
                 Net cash provided by (used in) financing activities             10,988,230         (128,830)
                                                                               ------------     ------------

Net increase (decrease) in cash and cash equivalents                              2,922,787       (1,783,295)

Cash and cash equivalents - beginning of period                                     235,711        2,659,921
                                                                               ------------     ------------


Cash and cash equivalents - end of period                                      $  3,158,498     $    876,626
                                                                               ============     ============

Supplemental disclosure of non-cash investing and financing activities:

    The Company issued common stock valued at $2,097,627 in connection with the acquisition of the Resort in April 1996.

    The Company issued notes payable totalling $2,480,000 and common stock valued at $4,320,000 in connection with the acquisition of AEG in April 1997.


                       See notes to financial statements.

                 NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements include the accounts of Nashville Country Club, Inc. and its wholly owned subsidiaries, including The Village at Breckenridge Resort, acquired on April 29, 1996 and Avalon Entertainment Group, Inc., acquired on April 21, 1997 (collectively, the "Company"). The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

         Certain prior period amounts have been reclassified to conform with the 1997 presentation. Such reclassifications had no impact on the Company's net loss.

2.       ACQUISITION OF AVALON ENTERTAINMENT GROUP, INC.

         On April 21, 1997, the Company acquired 100% of the common stock of Avalon Entertainment Group, Inc., (a Tennessee corporation) ("AEG"), an entertainment marketing company whose primary operations occur in the second and third quarters. AEG specializes in Entertainment Marketing, Corporate Entertainment and artist management.

         The $7.2 million purchase price was satisfied by the issuance of $4,320,000 in aggregate fair value of common stock of the Company (809,840 shares), $2,480,000 of promissory notes and $400,000 in cash. The promissory notes accrue interest at 18% through the August 29, 1997 due date. The Company expects to repay the promissory notes with proceeds from debt and/or equity financing which the Company is currently seeking to obtain.

         The Merger Agreement relating to the acquisition of AEG provides for an adjustment to the purchase price based on AEG's net income before taxes for the year ending December 31, 1997 (the "1997 Pre-Tax Net Income"). In the event that AEG's 1997 Pre-Tax Net Income equals or exceeds $1.2 million, the purchase price is not adjusted. In the event that AEG's 1997 Pre-Tax Net Income is less than $1.2 million, the purchase price is adjusted downward in an amount equal to six multiplied by the difference between the 1997 Pre-Tax Net Income and $1.2 million. The former owners of AEG may satisfy the adjusted purchase price by delivering to the Company either cash or shares of common stock valued based on the average closing price of the common stock for the 30 days ending 5 days prior to the calculation of the 1997 Pre-Tax Net Income.

         The acquisition is accounted for using the purchase method of accounting and, accordingly, the net purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the date of acquisition. The net purchase price was allocated as follows:

         Assets acquired:
                 Cash                                      $ 886,245
                 Other current assets                        424,840
                 Property and equipment                       61,249
                                                           ---------
                                                           1,372,334
         Liabilities assumed:
                 Accounts payable and accrued expenses     1,562,483
                                                           ---------

         Net liabilities assumed                           $ 190,149
                                                           =========

         The acquisition of AEG results in the recognition of goodwill of approximately $7,690,000. The goodwill is being amortized over an estimated useful life of 20 years.

3.       INVESTMENT IN JOINT VENTURE

         AEG has a 50% interest in a joint venture with Warner Custom Music Corp., a California corporation and a wholly owned subsidiary of Time Warner, Inc. The joint venture, Warner/Avalon, was formally organized as a Delaware general partnership on November 25, 1995, and commenced limited operations in 1994. Warner/Avalon develops and coordinates live, sponsored music entertainment marketing tours and programs and related projects. AEG accounts for the investment using the equity method of accounting.

         Warner/Avalon generates revenues primarily from third party corporate sponsorships. Warner/Avalon recognizes revenue by amortizing the contract sponsorship funds over the life of the related tour. Tours may range from a single day event to several months.

         Summary statement of operations data of Warner/Avalon, used to determine AEG's equity in income of Joint Venture in the accompanying proforma consolidated statements of operations for the three-month period and six-month period ended June 30, 1997, is as follows:

                                 Three Months           Six Months
                                     Ended                 Ended
                                 June 30, 1997         June 30, 1997
                                 -------------         -------------
        Revenues                    $7,128,000            $8,378,000
        Gross Profit                 1,206,000             1,512,000
        Net Income                     896,000               912,000


4.       PRO FORMA OPERATIONS

         The acquisition of the Resort was effective April 29, 1996. The acquisition of AEG was effective April 21, 1997. The pro forma unaudited consolidated statements of operations for the three-month and six-month periods ended June 30, 1996 and 1997, include the results of operations of the Resort and AEG assuming the acquisitions of the Resort and AEG had occurred effective January 1, 1996.

5.       EARNINGS (LOSS) PER COMMON SHARE:

         The preferred stock is convertible into 334,285 shares of common stock, is considered a common stock equivalent and has been included in weighted average number of common and common equivalent shares outstanding for those periods that the Company generated net income. The preferred stock is not included in weighted average number of common and common equivalent shares outstanding for those periods that the Company generated a net loss as their inclusion would have been antidilutive. Outstanding warrants and options were not included as their exercise price exceeded the market price for the Company's common stock during all periods.

         The Company is required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") in the fourth quarter of 1997. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's consolidated financial statements. Therefore, pro forma results for SFAS No. 128 have not been presented.

6.       INCOME TAXES:

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

7.       SUBSEQUENT EVENTS:

Stock Offering

         On July 31, 1997, the Company completed an offering of 2,600,000 shares of its common stock for the purpose of completing the acquisition of Avalon West Coast (see below) and for working capital purposes. The net proceeds totaled approximately $8.6 million.

Acquisition of Avalon West Coast

         On July 31, 1997, the Company acquired a 51% controlling interest in a group of entities (collectively, "Avalon West Coast" or "AWC") affiliated with AEG. Avalon West Coast manages amphitheaters, produces concerts, provides advertising services and is involved in event merchandising for large-scale entertainment events. The $7 million purchase price was paid with proceeds from the Company's stock offering.

          The final purchase price for the Company's 51% interest in AWC will be equal to the greater of (i) $7 million or (ii) 51% of the sum of (a) six times the average of the "earnings before interest, taxes and depreciation and amortization for AWC's amphitheater operations for the years 1996, 1997 and 1998 and (b) six times the average of the net income before taxes of the remaining business entities constituting AWC for the years 1996, 1997 and 1998. The excess of the final purchase price over $7 million will be payable in common stock of the Company based on an average of the common stock price for the years 1996, 1997 and 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Company, a diversified entertainment company, has pursued an aggressive growth strategy since its formation in 1993 and operates in two primary business divisions, Resorts and Entertainment. The Resort Division comprises the Nashville Restaurant, opened in November 1994 and Breckenridge Resort, acquired in April 1996. The Resort Division's revenues are derived from room rentals, food and beverage sales, commercial leasing, travel services, entertainment events and ancillary departments at the Breckenridge Resort and the Nashville Restaurant. The Entertainment Division comprises the operations of AEG, acquired in April 1997 and will include the operations of AWC, which was acquired on July 31, 1997. The Entertainment Division's revenues through June 30, 1997 are derived primarily from the production of Corporate Entertainment events by AEG. AEG also is a 50% joint venture partner in Warner/Avalon, which provides Entertainment Marketing programs.

To enhance comparability, the following discussion of the results of operations of the Company is presented on a pro forma basis to reflect the acquisitions of the Breckenridge Resort (acquired in April 1996) and AEG (acquired in April
1997) as though such transactions had occurred as of January 1, 1996 for statements of operations purposes. The pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisitions of the Breckenridge Resort and AEG actually occurred as of January 1, 1996.

Seasonality

The Breckenridge Resort's operations are subject to significant seasonal variations with substantially all of the Breckenridge Resort's operating profits generated in the first quarter and in the months of November and December, which periods correspond to the winter ski season. Generally, the Breckenridge Resort reports a loss for the spring, summer and fall periods. In addition, the operations of the Breckenridge Resort may fluctuate significantly due to a number of factors, including weather. Such fluctuations may materially affect the Company's revenues and profitability.

Comparison of Six Months Ended June 30, 1997 and 1996

Total revenues increased $1,979,000, or 13%, to $16,892,000 for the six months ended June 30, 1997 from $14,913,000 for the six months ended June 30, 1996. Resort revenues increased $1,037,000, or 8%, to $13,477,000 for the six months ended June 30, 1997 from $12,440,000 for the six months ended June 30, 1996, due primarily to an increase in rooms revenue at the Breckenridge Resort. The rooms revenue increase is attributable to a 6% increase in the number of occupied room nights and a 10% increase in average daily rate for the six months ended June 30, 1997 compared to the six months ended June 30, 1996.

Entertainment revenues increased $942,000, or 38%, to $3,415,000 for the six months ended June 30, 1997 from $2,473,000 for the six months ended June 30, 1996. The increase resulted primarily from the production of 12 additional Corporate Entertainment events, to 69 events produced in the six months ended June 30, 1997 compared to 57 events produced in the six months ended June 30, 1996. In addition, the average revenue per event increased to $49,000 in the 1997 period compared to $43,000 for the 1996 period as AEG sought to increase the number of larger events produced.

Total operating expenses increased $1,764,000, or 13%, to $15,485,000 for the six months ended June 30, 1997 from $13,721,000 for the six months ended June 30, 1996. Resort operating expenses increased $649,000, or 6%, to $11,014,000 for the six months ended June 30, 1997 from $10,365,000 for the six months ended June 30, 1996. Resort operating expenses, as a percent of Resort revenues, decreased to 82% for the six months ended June 30, 1997 from 83% for the six months ended June 30, 1996. The decrease was primarily due to the Breckenridge Resort's ability to leverage staffing levels in revenue and overhead departments, thereby providing the ability to increase revenues without corresponding increases in operating costs.

Entertainment operating expenses increased $904,000, or 35%, to $3,498,000 for the six months ended June 30, 1997 from $2,594,000 for the six months ended June 30, 1996. Direct costs of producing Corporate Entertainment events increased $863,000, or 50%, to $2,602,000 for the six months ended June 30, 1997 from $1,739,000 for the six months ended June 30, 1996. The increase was due to the increase in the number and size of events produced. Direct costs, as a percentage of revenues increased to 76% for the 1997 period from 70% for the 1996 period. The increase was primarily due to the production of several large Corporate Entertainment events at lower profit margins for the six months ended June 30, 1997 compared to the production of two very large Corporate Entertainment events at higher profit margins for the six months ended June 30, 1996. Other entertainment operating expenses increased $41,000 for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 primarily due to salary and related expense increases. This increase resulted primarily from general salary increases and the addition of staff members associated with the increased number of Corporate Entertainment events.

Depreciation expense increased $46,000, or 7%, to $716,000 for the six months ended June 30, 1997 from $670,000 for the six months ended June 30, 1996, primarily due to the effect of $618,000 of capital expenditures at the Breckenridge Resort in 1996.

Corporate expenses increased from $91,000 for the six months ended June 30, 1996 to $257,000 for the six months ended June 30, 1997, primarily as a result of increased compensation expense associated with the addition of a Chief Financial Officer for the six months ended June 30, 1997 and the waiver of the Chief Executive Officer's salary in the second quarter of 1996.

Equity income from AEG's 50% joint venture interest in Warner/Avalon increased $84,000, or 22%, to $456,000 for the six months ended June 30, 1997 from $372,000 for the six months ended June 30, 1996, primarily due to a change in the timing of Warner/Avalon's primary Entertainment Marketing programs. Revenues for Warner/Avalon increased $4,656,000, or 125%, to $8,378,000 for the six months ended June 30, 1997 from $3,722,000 for the six months ended June 30, 1996. The increase results primarily from the production of two large single day Entertainment Marketing events, representing $5,268,000 of revenues, which was partially offset by a decrease in revenues due to the loss of an Entertainment Marketing tour in 1997. One of the single day events occurred in the third quarter of 1996 and the other was a new event in 1997. Direct costs of producing entertainment marketing programs increased $4,243,000, or 162%, to $6,866,000 for the six months ended June 30, 1997 from $2,623,000 for the six months ended June 30, 1996. The increase was primarily due to costs associated with the production of the two single day events in the second quarter of 1997. Other general and administrative expenses for Warner/Avalon increased $187,000 for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 primarily due to an increase in staffing levels associated with the increased business activity of Warner/Avalon.

Net income increased $302,000, or 49%, to $914,000 for the six months ended June 30, 1997 from $612,000 for the six months ended June 30, 1996 due to the reasons described above.

Comparison of Three Months Ended June 30, 1997 and 1996

Total revenues increased $745,000, or 17%, to $5,247,000 for the second quarter of 1997 from $4,502,000 for the second quarter of 1996. Resort revenues increased $307,000, or 10%, to $3,376,000 for the second quarter of 1997 from $3,069,000 for the second quarter of 1996, due primarily to an increase in rooms revenue at the Breckenridge Resort. The rooms revenue increase is attributable to a 24% increase in the number of occupied room nights and a 2% increase in average daily rate for the second quarter of 1997 compared to the second quarter of 1996.

Entertainment revenues increased $438,000, or 31%, to $1,871,000 for the second quarter of 1997 from $1,433,000 for the second quarter of 1996. The increase resulted primarily from the production of seven additional Corporate Entertainment events, to 39 events produced in the second quarter of 1997 compared to 32 events produced in the second quarter of 1996. In addition, the average revenue per event increased to $48,000 for the second quarter of 1997 compared to $45,000 for the second quarter of 1996 as AEG sought to increase the number of larger events produced.

Total operating expenses increased $632,000, or 12%, to $5,904,000 for the second quarter of 1997 from $5,272,000 for the second quarter of 1996. Resort operating expenses increased $35,000, or 1%, to $3,463,000 for the second quarter of 1997 from $3,428,000 for the second quarter of 1996. Resort operating expenses, as a percent of Resort revenues, decreased to 103% for the second quarter of 1997 from 112% for the second quarter of 1996. The decrease was primarily due to the Breckenridge Resort's ability to leverage staffing levels in revenue and overhead departments, thereby providing the ability to increase revenues without corresponding increases in operating costs.

Entertainment operating expenses increased $446,000, or 30%, to $1,932,000 for the second quarter of 1997 from $1,486,000 for the second quarter of 1996. Direct costs of producing Corporate Entertainment events increased $379,000, or 38%, to $1,381,000 for the second quarter of 1997 from $1,002,000 for the second quarter of 1996. The increase was due to the increase in the number and size of events produced. Direct costs, as a percentage of revenues, increased to 74% for the second quarter of 1997 from 70% for the second quarter of 1996. The increase was primarily due to the production of two large Corporate Entertainment events at lower profit margins of approximately 17% in the second quarter of 1997 compared to the production of one very large Corporate Entertainment event at a higher profit margin of approximately 52% in the second quarter of 1996. Other entertainment operating expenses increased $67,000 for the second quarter of 1997 compared to the second quarter of 1996 primarily due to salary and related expense increases. This increase resulted primarily from general salary increases and the addition of staff members associated with the increased number of Corporate Entertainment events.

Depreciation expense increased $19,000, or 6%, to $357,000 for the second quarter of 1997 from $338,000 for the second quarter of 1996, primarily due to the effect of $618,000 of capital expenditures at the Breckenridge Resort in 1996.

Corporate expenses increased from $20,000 in the second quarter of 1996 to $152,000 in the second quarter of 1997, primarily as a result of increased compensation expense associated with the addition of a Chief Financial Officer in the second quarter of 1997 and the waiver of the Chief Executive Officer's salary in the second quarter of 1996.

Equity income from AEG's 50% joint venture interest in Warner/Avalon increased $293,000, or 189%, to $448,000 for the second quarter of 1997 from $155,000 for the second quarter of 1996, primarily due to a change in the timing of Warner/Avalon's primary Entertainment Marketing programs. Revenues for Warner/Avalon increased $5,322,000, or 295%, to $7,128,000 for the second quarter of 1997 from $1,806,000 for the second quarter of 1996. The increase results primarily from the production of two large single day Entertainment Marketing events, representing $5,268,000 of revenues. One of these events occurred in the third quarter of 1996 and the other was a new event in 1997. Direct costs of producing entertainment marketing programs increased $4,622,000, or 355%, to $5,923,000 for the second quarter of 1997 from $1,301,000 for the second quarter of 1996. The increase was primarily due to costs associated with the production of the two single day events in the second quarter of 1997.
Other general and administrative expenses for Warner/Avalon increased $84,000 for the second quarter of 1997 compared to the second quarter of 1996 primarily due to an increase in staffing levels associated with the increased business activity of Warner/Avalon.

Net loss decreased $365,000, or 35%, to a net loss of $691,000 for the second quarter of 1997 from a net loss of $1,056,000 for the second quarter of 1996 due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 1997, the Company had cash and cash equivalents of approximately $877,000 and a working capital deficit of approximately $7,158,000, including $5,107,000 of short-term notes payable and current maturities of long-term debt.

        The Company's primary capital requirements relate to maintaining the property and equipment at the Breckenridge Resort and Nashville Restaurant, servicing of the Company's indebtedness and the acquisition of businesses and assets in the entertainment and resort industries. In 1996, the Company expended $618,000 for capital expenditures at the Breckenridge Resort and Nashville Restaurant and expects to incur a similar level of capital expenditures in 1997, excluding capital expenditures, if any, associated with the Nashville Hotel and proposed amphitheater developments. AEG does not expect to incur significant capital expenditures in 1997.

        The Company is currently highly leveraged. In connection with the Breckenridge Resort Acquisition, the Company became subject to certain long-term debt secured by liens on substantially all of the assets of the Breckenridge Resort. The long-term debt of the Breckenridge Resort totaled $20,277,000 at June 30, 1997, of which $2,627,000 represents current maturities. The long-term debt consists of five notes payable to banks or unaffiliated third parties (the "Loans"), which are secured by deeds of trust on Breckenridge Resort property and equipment and security agreements on substantially all other assets of the Breckenridge Resort, and various other equipment and other notes payable. On June 30, 1997, the Company entered into a letter agreement to refinance approximately $14.5 million of the Loans at an interest rate of 9.0% for the first three years of the new loan (the "New
Loan") and adjusting to the lender's base rate plus 0.5% for the remaining four years of the New Loan. The letter agreement contemplates the execution of definitive loan documents providing for, among other things, (i) the amortization of principal and interest payments under the New Loan over a period of 20 years for the first three years of the loan and over a period of 12 years for the remaining four years of the loan, (ii) a security interest in substantially all of the assets of the Breckenridge Resort and (iii) the repayment of all principal and accrued interest under the New Loan seven years from the date of funding. There can be no assurance that the Company will consummate the New Loan in accordance with the terms of the letter agreement or at all. In November 1996, the Company entered into a revolving credit facility which provides up to a maximum of $300,000 of unsecured borrowings through November 5, 1997. As of June 30, 1997, $300,000 was outstanding under this revolving credit facility and is reflected as short-term notes payable.

        In April 1997, the Company acquired AEG. The purchase price for AEG of $7,200,000 was paid through the issuance of common stock having an aggregate value of $4,320,000 and the delivery of promissory notes in the aggregate principal amount of $2,480,000 and cash in the amount of $400,000. The promissory notes bear interest at 18% per annum after July 31, 1997 and are due and payable on August 29, 1997. The Company intends to repay the promissory notes with proceeds from debt and/or equity financing which the Company is seeking to obtain. The Merger Agreement relating to the acquisition of AEG provides for an adjustment to the purchase price based on AEG's 1997 Pre-Tax Net income. In the event that AEG's 1997 Pre-Tax Net Income equals or exceeds $1.2 million, the purchase price is adjusted downward in an amount equal to six times the difference between the 1997 Pre-Tax Net Income and $1.2 million. The former owners of AEG may satisfy the adjusted purchase price, if any, by delivering to the Company either cash or shares of common stock valued based on the average closing price of the common stock for the 30 trading days ending 5 days prior to the calculation of the 1997 Pre-Tax Net Income. Management does not anticipate that the purchase price will be adjusted materially.

     On July 31, 1997, the Company completed an offering of 2,600,000 shares of its common stock for the purpose of completing the acquisition of Avalon West Coast (see below) and for working capital purposes. The net proceeds totaled approximately $8.6 million.

     On July 31, 1997, the Company acquired a 51% interest in Avalon West Coast ("AWC"). The $7 million purchase price was paid with proceeds from the Company's stock offering. The purchase agreement provides for an aggregate purchase price equal to the greater of (i) $7,000,000 or (ii) 51% of the sum of (a) six times the average of earnings before interest, taxes and depreciation and amortization for AWC's amphitheater operations for the computation period and (b) six times the average of the net income before taxes of AWC's non-amphitheater operations for the computation period. To the extent the aggregate purchase price exceeds $7,000,000, the difference will be payable by the Company in shares of common stock valued at the average closing price of the common stock for each day in the computation period. Management does not anticipate that any adjustment in the purchase price would result in the issuance of a material amount of common stock, but there can be no assurance in this regard.

     The Company is currently seeking to enter into a credit facility that will provide the Company with up to $15 million in additional capital. Management further anticipates that the credit facility will be secured by a security interest in certain assets of the Company.

     The Company plans to use a portion of the proceeds of the credit facility to finance the repayment of the promissory notes issued in connection with the acquisition of AEG and for potential future development projects and acquisitions, which may include the acquisition or development of amphitheaters.

     The Company has begun development of a 107-room Nashville Hotel adjacent to the Nashville Restaurant in Nashville. This development, which the Company estimates will cost approximately $10,300,000, includes the acquisition of an existing, multi-story parking facility, the purchase of land and the construction of a hotel with guest suites and office space. The Company is negotiating with a bank to provide financing for the construction of the Nashville Hotel.

     In August 1996, the Company entered into an agreement in principle with East-West Partners relating to the proposed development of residential and commercial facilities located at the Breckenridge Resort. The Company expects to enter into a definitive agreement with East-West Partners relating to the proposed joint venture which will provide, among other things, that the Company will contribute undeveloped land, commercial space and capital to the venture and East-West Partners will contribute capital and manage master planning, development, construction, funding and sales for these properties. Following the anticipated execution of a definitive agreement, the Company anticipates that its capital requirements associated with this joint venture will not be material in the aggregate and will arise from time to time over the course of the development.

     In connection with the Breckenridge Resort Acquisition, the Company agreed to repurchase shares of the Company's Common Stock owned by certain prior owners of the Breckenridge Resort in an aggregate amount of up to $413,170 and agreed to pay a fee of $97,000 to one of the former owners of the Breckenridge Resort. The Company is currently negotiating the amount and timing of such repurchase and payment.

     Management believes that cash flow from operations of the Resort and Entertainment divisions, the proceeds of future issuances of its equity and debt securities and the use of short-term bank debt will be adequate to fund the operations and expansion plans of the Company during 1997. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may incur, from time to time, additional short- and long-term bank indebtedness. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates and general economic conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms acceptable to the Company. To the extent that the Company is able to finance its growth through external sources of capital, the Company intends to continue to grow its operations through additional acquisitions. Management believes that there are currently a number of possible future acquisition opportunities in the entertainment industry, and it is possible that any acquisition could be material to the Company. Even if the Company is able to secure external financing sources for its growth plans, there can be no assurance that the Company will be able to acquire any additional businesses or assets, that any businesses or assets that are acquired will be or will become profitable or the Company will be able to effectively integrate any such businesses into its existing operations.

                 NASHVILLE COUNTRY CLUB, INC. AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits:
                 Exhibit 27                Financial Data Schedule

         (B) Form 8-K's filed during the quarterly period ended June 30, 1997:

                 1. Form 8-K and Form 8-K/A filed April 30, 1997 and July 3, 1997, respectively, with respect to the Registrant's acquisition of Avalon Entertainment Group, Inc., a Tennessee corporation, including financial statements of Avalon Entertainment Group, Inc.

                 2. Form 8-K filed June 20, 1997 with respect to the Registrant's letter agreement regarding the acquisition of a fifty-one percent interest in a group of affiliated entertainment companies.

                                   SIGNATURES


         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Hickory Valley, Tennessee, on the 14th day of August, 1997.


                               NASHVILLE COUNTRY CLUB, INC.



                               By: /s/ Thomas Jackson Weaver III
                                   --------------------------------------------
                                   Thomas Jackson Weaver III Chairman of the
                                   Board, Chief Executive Officer and President



                               By: /s/ Bryan J. Cusworth
                                   --------------------------------------------
                                   Bryan J. Cusworth, Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27                     FINANCIAL DATA SCHEDULE