Form 10-Q
period 1997-09-30
TBA ENTERTAINMENT CORP
filed 1997-11-14
CIK 913201

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.
                                      20549

                                   FORM 10-QSB


  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                For the quarterly period ended September 30, 1997

                         Commission file number 0-22582

                          TBA ENTERTAINMENT CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                        62-1535897
(State or Other Jurisdiction of            I.R.S. Employer Identification Number
Incorporation or Organization)

          402 Heritage Plantation Way, Hickory Valley, Tennessee 38042
                    (Address of Principal Executive Offices)

                                 (901) 764-2300
              (Registrant's Telephone Number, Including Area Code)

                          Nashville Country Club, Inc.
                   (Former Name if Changed Since Last Report)

Check whether the Registrant:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days:    Yes [X]  No [ ]

As of October 31, 1997, the Registrant had outstanding 8,000,275 shares of Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                  FORM 10-QSB


                               TABLE OF CONTENTS


                         PART I - Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . .   1
         Consolidated Statements of Operations  . . . . . . . . . . . . . . . .   2
         Consolidated Statements of Operations  . . . . . . . . . . . . . . . .   3
         Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . .   4

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . .   5

Item 2.  Management's Discussion and Analysis or Plan of Operation  . . . . . .   9


                           PART II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . .  15

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .  16

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          Consolidated Balance Sheets

                                                                             December 31,        September 30,
                                                                                 1996                1997
                                                                             ------------        ------------
                                                                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                                $  2,659,921        $  3,264,051
    Accounts receivable                                                           611,279           2,875,506
    Due from Joint Venture                                                             --             801,250
    Inventories                                                                   429,987             422,713
    Prepaid expenses and other current assets                                     139,771           1,042,365
                                                                             ------------        ------------
        Total current assets                                                    3,840,958           8,405,885


Property and equipment, net                                                    34,043,605          45,128,723

Investment in Joint Venture                                                            --             341,472

Other assets, net:
    Goodwill                                                                           --           7,594,467
    Other                                                                         223,544             852,254
                                                                             ------------        ------------

Total assets                                                                 $ 38,108,107        $ 62,322,801
                                                                             ============        ============


Current liabilities:
    Current portion of long-term debt                                        $    884,311        $  2,308,918
    Accounts payable                                                            1,282,723           1,439,122
    Advance deposits                                                            1,739,839           5,860,516
    Accrued expenses                                                            1,733,170           2,654,215
                                                                             ------------        ------------
        Total current liabilities                                               5,640,043          12,262,771

Capital land lease obligation                                                     733,000             733,000

Long-term debt, net of current portion                                         19,521,739          21,199,540
                                                                             ------------        ------------


Total liabilities                                                              25,894,782          34,195,311
                                                                             ------------        ------------

Minority Interest                                                                      --           2,253,550
                                                                             ------------        ------------

Stockholders' equity:
   Preferred stock, no par value; authorized 1,000,000 shares, 334,285 of Series A convertible preferred stock issued and outstanding,
     $10,029 liquidation preference                                                10,000              10,000
   Common stock, par value $.001; authorized 20,000,000
     shares, 8,000,275 shares issued and outstanding                           16,770,423          29,219,423
   Accumulated deficit                                                         (4,567,098)         (3,355,483)
                                                                             ------------        ------------
     Total stockholders' equity                                                12,213,325          25,873,940
                                                                             ------------        ------------

Total liabilities and stockholders' equity                                   $ 38,108,107        $ 62,322,801
                                                                             ============        ============

                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                           Pro Forma
                                                                   Nine Months Ended                    Nine Months Ended
                                                                      September 30,                       September 30,
                                                            --------------------------------    --------------------------------
                                                                1996                1997            1996                1997
                                                            ------------        ------------    ------------        ------------
Revenues:
  Resort ................................................   $  6,417,657        $ 18,235,140    $ 16,563,944        $ 18,235,140
  Entertainment .........................................             --           9,455,680      23,245,180          26,874,289
                                                            ------------        ------------    ------------        ------------
    Total revenue .......................................      6,417,657          27,690,820      39,809,124          45,109,429
                                                            ------------        ------------    ------------        ------------

Operating expenses:
  Resort ................................................      6,887,450          15,457,773      14,482,461          15,457,773
  Entertainment .........................................             --           7,713,210      21,796,379          24,012,128
  Depreciation and amortization .........................        429,691             988,956       1,503,031           1,518,825
  Corporate expenses ....................................        183,339             376,317         183,339             376,317
                                                            ------------        ------------    ------------        ------------
    Total operating expenses ............................      7,500,480          24,536,256      37,965,210          41,365,043
                                                            ------------        ------------    ------------        ------------

(Loss) income from operations ...........................     (1,082,823)          3,154,564       1,843,914           3,744,386

Equity in income of Joint Venture .......................             --             497,109         449,462             528,587

Interest expense, net ...................................       (698,064)         (1,305,314)     (1,498,512)         (1,432,214)
                                                            ------------        ------------     -----------         -----------
(Loss) income before taxes and minority interest ........     (1,780,887)          2,346,359         794,864           2,840,759

Provision for taxes .....................................             --                  --              --                  --

Minority interest .......................................             --          (1,134,744)       (392,088)         (1,875,542)
                                                            ------------        ------------    ------------        ------------

(Loss) net income .......................................   $ (1,780,887)       $  1,211,615    $    402,776        $    965,217
                                                            ============        ============    ============        ============

(Loss) earnings per common and equivalent common share ..   $       (.56)       $        .17    $        .05        $        .12
                                                            ============        ============    ============        ============

Weighted average shares outstanding .....................      3,206,767           6,948,142       8,334,560           8,334,560
                                                            ============        ============    ============        ============


                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                            Pro Forma
                                                                   Three Months Ended                   Three Months Ended
                                                                      September 30,                        September 30,
                                                              --------------------------------    --------------------------------
                                                                  1996                1997            1996                1997
                                                              ------------        ------------    ------------        ------------
Revenues:
  Resort ..............................................       $  4,123,456        $  4,665,820    $  4,123,456        $  4,666,527
  Entertainment .......................................                 --           8,060,459      15,705,939          10,228,105
                                                              ------------        ------------    ------------        ------------
    Total revenue .....................................          4,123,456          12,726,279      19,829,395          14,894,632
                                                              ------------        ------------    ------------        ------------

Operating expenses:
  Resort ..............................................          4,117,537           4,394,074       4,117,537           4,394,074
  Entertainment .......................................                 --           5,997,817      13,529,971           7,934,147
  Depreciation and amortization .......................            237,164             398,407         507,592             455,533
  Corporate expenses ..................................             92,286             119,490          92,286             119,490
                                                              ------------        ------------    ------------        ------------
    Total operating expenses ..........................          4,446,987          10,909,788      18,247,386          12,903,244
                                                              ------------        ------------    ------------        ------------

(Loss) income from operations .........................           (323,531)          1,816,491       1,582,009           1,991,388

Equity in income of Joint Venture .....................                 --              72,761          98,558              72,761

Interest expense, net .................................           (466,828)           (455,494)       (522,240)           (472,062)
                                                              ------------        ------------    ------------        ------------

(Loss) income before taxes and minority interest ......           (790,359)          1,433,758       1,158,327           1,592,087

Provision for taxes ...................................                 --                  --              --                  --

Minority interest .....................................                 --          (1,134,744)       (941,997)         (1,295,864)
                                                              ------------        ------------    ------------        ------------

(Loss) net income .....................................       $   (790,359)       $    299,014    $    216,330        $    296,223
                                                              ============        ============    ============        ============

(Loss) earnings per common and equivalent common share ..     $       (.17)       $        .04    $        .03        $        .04
                                                              ============        ============    ============        ============

Weighted average shares outstanding ...................          4,590,435           7,458,473       8,334,560           8,334,560
                                                              ============        ============    ============        ============




                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                                      Nine Months Ended
                                                                                                         September 30,
                                                                                               --------------------------------
                                                                                                   1996                1997
                                                                                               ------------        ------------
Cash flows from operating activities:
    Net (loss) income                                                                          $ (1,780,887)       $  1,211,615
                                                                                               ------------        ------------
         Adjustments to reconcile net loss to net cash used by operating activities:
           Depreciation and amortization                                                            424,893             988,956
           Undistributed earnings of Joint Venture                                                       --            (349,954)
           Undistributed earnings to minority interest                                                   --             441,220
           Changes in assets and liabilities:
                Decrease (increase) in accounts receivable                                          232,200            (369,693)
                (Increase) decrease in inventory                                                    (38,454)             48,134
                (Increase) decrease in prepaid expenses and other current assets                    (21,262)             86,474
                Increase in other assets                                                            (25,000)           (179,767)
                Increase (decrease) in accounts payable and accrued expenses                        179,597          (1,894,799)
                                                                                               ------------        ------------
                    Total adjustments                                                               751,974          (1,229,430)
                                                                                               ------------        ------------
                      Net cash used in operating activities                                      (1,028,913)            (17,814)
                                                                                               ------------        ------------

Cash flows from investing activities:
    Acquisitions, net of cash acquired                                                           (7,834,936)         (6,724,895)
    Expenditures for property and equipment                                                        (393,605)           (481,125)
                                                                                               ------------        ------------
                      Net cash used in investing activities                                      (8,228,541)         (7,206,020)
                                                                                               ------------        ------------

Cash flows from financing activities:

    Proceeds from sale of common stock, net of offering costs                                    11,300,661           8,129,000
    Proceeds from borrowings                                                                             --             674,474
    Repayments of borrowings                                                                       (456,278)           (975,510)
                                                                                               ------------        ------------

    Net cash provided by financing activities                                                    10,844,383           7,827,964
                                                                                               ------------        ------------

Net increase in cash and cash equivalents                                                         1,586,929             604,130

Cash and cash equivalents - beginning of period                                                     235,711           2,659,921
                                                                                               ------------        ------------


Cash and cash equivalents - end of period                                                      $  1,822,640        $  3,264,051
                                                                                               ============        ============

Supplemental disclosure of non-cash investing and financing activities:

           The Company issued common stock valued at $2,097,627 in connection with the acquisition of The Village at Breckenridge
           Resort in April 1996.
           The Company issued notes payable totalling $2,480,000 and common stock valued at $4,320,000 in connection with the acquisition of Avalon Entertainment Group, Inc. in April 1997.

                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements include the accounts of TBA Entertainment Corporation, a Delaware corporation (formerly Nashville Country Club, Inc., a Tennessee corporation), and its direct and indirect wholly owned and majority owned subsidiaries, including VAB Acquisition Corp, Inc., which acquired The Village at Breckenridge Resort (the "Breckenridge Resort") on April 29, 1996, Avalon Entertainment Group, Inc. ("AEG"), an indirect wholly owned subsidiary which the Company acquired on April 21, 1997 and AWC Acquisition Corp., Inc., a direct wholly owned subsidiary through which the Company acquired a 51% interest in a group of entities collectively referred to as Avalon West Coast ("AWC") on July 31, 1997 (collectively, the "Company"). The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 10(b) of Regulation S-B under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The operations of the Breckenridge Resort are subject to significant seasonal variations with substantially all of the Breckenridge Resort's operating profits generated in the first quarter and in the month of December, which periods correspond to the winter ski season. Generally, the Breckenridge Resort reports a loss for the spring, summer and fall periods. In addition, the operations of the Breckenridge Resort may fluctuate significantly due to a number of factors, including weather. Such fluctuations may materially affect the Company's revenues and profitability.

         Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

         Certain prior period amounts have been reclassified to conform with the 1997 presentation. Such reclassifications had no impact on the Company's 1996 net loss.

         The acquisition of the Breckenridge Resort was effective April 29, 1996. The acquisition of AEG was effective April 21, 1997. The acquisition of a 51% interest in AWC was effective July 31, 1997. The pro forma unaudited consolidated statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1997 include the results of operations of the Breckenridge Resort, AEG and AWC assuming the acquisitions of the Breckenridge Resort, AEG and AWC had occurred effective January 1, 1996.

2.       ACQUISITION OF AVALON ENTERTAINMENT GROUP, INC.

         On April 21, 1997, the Company acquired 100% of the common stock of Avalon Entertainment Group, Inc., a Tennessee corporation. The $7.2 million purchase price was satisfied by the issuance of $4,320,000 in aggregate fair value of common stock of the Company (809,840 shares), $2,480,000 of promissory notes and $400,000 in cash. The promissory notes accrue interest at 5% per annum. The Company intends to repay the promissory notes with proceeds from debt financing which the Company obtained in November 1997 (Note 9).

         The merger agreement relating to the acquisition of AEG provides for an adjustment to the purchase price based on AEG's net income before taxes for the year ending December 31, 1997 (the "1997 Pre-Tax Net Income"). In the event that AEG's 1997 Pre-Tax Net Income equals or exceeds $1.2 million, the purchase price is not adjusted. In the event that AEG's 1997 Pre-Tax Net Income is less than $1.2 million, the purchase price is adjusted downward in an amount equal to six times the difference between the 1997 Pre-Tax Net Income and $1.2 million. The former owners of AEG may satisfy the adjusted purchase price by delivering to the Company either cash or shares of common stock valued based on the average closing prices of the common stock for the 30 days ending 5 days prior to the calculation of the 1997 Pre-Tax Net Income.

         The acquisition was accounted for using the purchase method of accounting and, accordingly, the net purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the date of acquisition. The net purchase price was allocated as follows:

         Assets acquired:
                 Cash                                       $886,000
                 Other current assets                        425,000
                 Property and equipment                       61,000
                                                         -----------
                                                           1,372,000
         Liabilities assumed:
                 Accounts payable and accrued expenses     1,562,000
                                                         -----------

         Net liabilities assumed                         $   190,000
                                                         ===========

         Including acquisition costs, the total purchase price for AEG was approximately $7,574,000. The acquisition of AEG results in the recognition of goodwill of approximately $7,764,000. The goodwill is being amortized over an estimated useful life of 20 years.

3.       INVESTMENT IN WARNER/AVALON JOINT VENTURE

         AEG owns a 50% interest in a joint venture with Warner Custom Music Corp. The joint venture, Warner/Avalon, commenced limited operations in 1994 and was formally organized as a Delaware general partnership on November 25, 1995. Warner/Avalon develops and coordinates live, sponsored music entertainment marketing tours and programs and related projects. Warner/Avalon generates revenues primarily from third party corporate sponsorships. Warner/Avalon recognizes revenue by amortizing the contract sponsorship funds over the life of the related program. Programs may range from single day events to tours lasting several months.

         AEG accounts for the investment using the equity method of accounting. Summary statements of operations data of Warner/Avalon, included in the accompanying proforma consolidated statements of operations for the three-month period and nine-month period ended September 30, 1997 are as follows:

                                      Three Months           Nine Months
                                          Ended                 Ended
                                   September 30, 1997    September 30, 1997
                                   ------------------    ------------------
           Revenues                   $1,872,000            $10,265,000
           Gross Profit                  461,000              1,987,000
           Net (Loss) Income             (21,000)               890,000

As of September 30,1997, AEG had undistributed earnings from Warner/Avalon of approximately $341,000. In addition, AEG has advanced Warner/Avalon $245,000, which accrues interest at 10%. This advance is included in Due from Joint Venture in the accompanying consolidated balance sheets as of September 30, 1997.

4.       ACQUISITION OF AVALON WEST COAST

         On July 31, 1997, the Company acquired a 51% controlling interest in AWC, a group of entities affiliated with AEG. Avalon West Coast owns and manages amphitheaters, produces concert events, provides advertising services and is involved in event merchandising for large-scale sporting and entertainment events. The $7 million purchase price was paid with proceeds from the Company's stock offering (Note 8).

         The final purchase price for the Company's 51% interest in AWC will be equal to the greater of (i) $7 million or (ii) 51% of the sum of (a) six times the average of the earnings before interest, taxes and depreciation and amortization for AWC's amphitheater operations for the years 1996, 1997 and 1998 and (b) six times the average of the net income before taxes of the remaining business entities constituting AWC for the years 1996, 1997 and 1998. The excess of the final purchase price over $7 million will be payable in common stock of the Company based on an average of the common stock price for the years 1996, 1997 and 1998.

         The acquisition was accounted for using the purchase method of accounting and, accordingly, the net purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the date of acquisition. The net purchase price was allocated as follows:

        Assets acquired:
            Cash                                                                      $    911,000
            Other current assets                                                         3,937,000
            Property and equipment and other non-current assets                          6,063,000
                                                                                      ------------
                                                                                        10,911,000
                                                                                      ------------
        Liabilities assumed:

            Accounts payable and accrued expenses                                        6,812,000
            Long-term debt                                                                 400,000
                                                                                      ------------
                                                                                         7,212,000
                                                                                      ------------
        Net assets at acquisition date                                                   3,699,000

        Minority Interest                                                                1,812,000
                                                                                      ------------

        Interest in net assets acquired by Company                                    $  1,886,000
                                                                                      ------------

Including acquisition costs, the total purchase price for AWC was approximately $7,748,000. The excess purchase price over the Company's interest in the net assets of AWC of $5,862,000 has been allocated to property and equipment in the accompanying consolidated balance sheets and is being amortized over an estimated useful life of 20 years.

5.       INVESTMENT IN WESTERN AMPHITHEATER PARTNERS JOINT VENTURE

         Effective April 1997, one of the entities comprising AWC entered into a partnership ("Western Amphitheater Partners" or "WAP") with Pavilion Partners. WAP was formed for the purpose of combining the operations of the Irvine Meadows Amphitheater (owned by the Company) and Glen Helen Amphitheater (owned by Pavilion Partners). Pursuant to the partnership agreement, each partner retains ownership of its respective amphitheater and shares equally in the net operating results of WAP.

         The company has management control over the operation of both facilities and, therefore, the operations of WAP have been consolidated in the accompanying consolidated statements of operations. Pavilion Partners' 50% share of WAP net income was $694,000 for the period from August 1, 1997 to September 30, 1997 and, on a proforma basis, $823,000 and $1,375,000 for the three- and nine-month periods ended September 30, 1997, and is reflected as minority interest.

         As of September 30, 1997, the accompanying consolidated balance sheet includes a receivable from Pavilion Partners of approximately $556,000, representing cash receipts received by Pavilion Partners not yet remitted to WAP, net of minority interest due to Pavilion Partners.

6.       INCOME TAXES

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

7.       STOCK OFFERING

         On July 31, 1997, the Company completed an offering of 2,600,000 shares of its common stock for the purpose of completing the acquisition of Avalon West Coast and for working capital purposes. The net proceeds totaled approximately $8.1 million after deducting approximately $971,000 of offering costs.

8.       EARNINGS (LOSS) PER COMMON SHARE

         The preferred stock is convertible into 334,285 shares of common stock, is considered a common stock equivalent and has been included in the weighted average number of common and common equivalent shares outstanding for those periods that the Company generated net income. The preferred stock is not included in the weighted average number of common and common equivalent shares outstanding for those periods that the Company generated a net loss as their inclusion would have been antidilutive. Outstanding warrants and options were not included as their exercise price exceeded the market price for the Company's common stock during all periods.

         The Company is required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") in the fourth quarter of 1997. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's consolidated financial statements. Therefore, pro forma results for SFAS No. 128 have not been presented.

9.       REFINANCING OF COMPANY DEBT

         In November 1997, the Company repaid four mortgage notes payable related to the Breckenridge Resort, totaling approximately $14.3 million, with proceeds from a new $14.6 million mortgage note payable to a bank. The new loan accrues interest at 9% for the first three years and adjusts to the bank's base rate plus .5% for the remaining four years of the loan. The new loan provides for an initial amortization of principal and interest over a period of 20 years, adjusting to a period of twelve years in year four. The new loan matures in November 2004. The new loan is secured by substantially all the assets of the Breckenridge Resort.

         In November 1997, the Company entered into a $2.6 million loan agreement with a bank. The proceeds will be used to repay the promissory notes issued in connection with the acquisition of AEG (Note 2). The loan accrues interest at the bank's base rate plus .25% and requires monthly principal payments of $43,333 plus accrued interest through December 2000 when all remaining principal and interest is due. The loan is secured by the common stock of AEG.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996

The Company operates in two primary business divisions, Resorts and Entertainment. The Resort Division comprises the Nashville Restaurant, which opened in November 1994 and The Village at Breckenridge Resort (the "Breckenridge Resort"), which the Company acquired in April 1996. The Resort Division's revenues are derived from room rentals, food and beverage sales, commercial leasing, travel services, entertainment events and ancillary departments at the Breckenridge Resort and the Nashville Restaurant. The Entertainment Division comprises the operations of Avalon Entertainment Group, Inc. ("AEG"), which the Company acquired in April 1997, and the operations of a group of entities collectively referred to as Avalon West Coast or "AWC", in which the Company acquired a 51% interest on July 31, 1997. The Entertainment Division's revenues are derived primarily from the production of corporate entertainment events, the production of concerts, event merchandising, and ownership and management of amphitheaters. AEG also is a 50% joint venture partner in Warner/Avalon, which provides entertainment marketing programs.

To enhance comparability, the following discussion of the results of operations of the Company is presented on a pro forma basis to reflect the acquisitions of the Breckenridge Resort (acquired in April 1996), AEG (acquired in April 1997) and a 51% interest in AWC (acquired in July 1997) as though such transactions had occurred as of January 1, 1996 for statements of operations purposes. The pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisitions of the Breckenridge Resort, AEG and AWC actually occurred as of January 1, 1996.

Seasonality

The Breckenridge Resort's operations are subject to significant seasonal variations with substantially all of the Breckenridge Resort's operating profits generated in the first quarter and in December, which periods correspond to the winter ski season. Generally, the Breckenridge Resort reports a loss for the spring, summer and fall periods. In addition, the operations of the Breckenridge Resort may fluctuate significantly due to a number of factors, including weather. Such fluctuations may materially affect the Company's revenues and profitability.

Comparison of Nine Months Ended September 30, 1997 and 1996

Total revenues increased $5,300,000, or 13%, to $45,109,000 for the nine months ended September 30, 1997 from $39,809,000 for the nine months ended September 30, 1996. Resort revenues increased $1,671,000, or 10%, to $18,235,000 for the nine months ended September 30, 1997 from $16,564,000 for the nine months ended September 30, 1996, due primarily to an increase in rooms and other revenues offset by a decline in food and beverage revenues at the Breckenridge Resort. The rooms revenue increase of $1,262,000 is attributable to a 7% increase in the number of occupied room nights and a 9% increase in average daily rate for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The increase in other revenues of $581,000, or 17%, is due primarily to revenue growth of the Breckenridge Resort's travel company, as the Company provided travel and recreation services to more visitors to the Breckenridge Resort. Food and beverage revenues declined $186,000, or 4%, due primarily to heightened food and beverage competition from other restaurants, taverns and grocery stores in Breckenridge.

Entertainment revenues increased $3,629,000, or 16%, to $26,874,000 for the nine months ended September 30, 1997 from $23,245,000 for the nine months ended September 30, 1996. AEG revenues increased $964,000 or 23% to $5,231,000 for the nine months ended September 30, 1997 from $4,267,000 for the nine months ended September 30, 1996. The increase resulted primarily from the production of 9 additional Corporate Entertainment events, to 99 events produced in the nine months ended September 30, 1997 compared to 90 events produced in the nine months ended September 30, 1996 and an increase in the average revenue per event, to $52,000 in the 1997 period compared to $47,000 for the 1996 period as AEG sought to increase the number of larger events produced.

In April 1997, one of the entities comprising AWC entered into a partnership (Western Amphitheater Partners or "WAP") with Pavillion Partners. WAP was formed for the purpose of combining the operations of the Irvine Meadows Amphitheater ("IMA", owned by the Company) and Glen Helen Amphitheater ("GHA", owned by Pavillion Partners). Pursuant to the partnership agreement, each partner retains ownership of its respective amphitheater and shares equally in the net operating results of WAP. Since the agreement was not effective until 1997, the pro forma consolidated operating results for 1996 include only the operating results of IMA, while in 1997, the pro forma operating results included both IMA and GHA.

AWC revenues increased $2,665,000 or 14%, to $21,643,000 for the nine months ended September 30, 1997 from $18,978,000 for the nine months ended September 30, 1996. The increase results from an increase in amphitheater revenues, offset by a decrease in revenues from concert events produced at other venues and a decrease in merchandising revenues. The increase in amphitheater operations results from an increase in revenue generated by WAP of $4,990,000, or 68%, to $12,304,000 for the nine months ended September 30, 1997 from $7,314,000 for the nine months ended September 30, 1996. The increase results from an increase in the number of contemporary shows to 26 for the nine months ended September 30, 1997 from 20 for the nine months ended September 30, 1996, a 24% increase in average show attendance, a 28% increase in per capita spending for concessions, parking, and merchandise, offset by a 23% decrease in average ticket price. Revenue from other concert events decreased $4,712,000, or 49%, to $4,875,000 for the nine months ended September 30, 1997 from $9,587,000 for the nine months ended September 30, 1996. The decrease results from a reduction in the number of shows for the nine months ended September 30, 1997 from the nine months ended September 30, 1996. The decrease in the number of shows results from greater emphasis being placed on producing a smaller number of events at larger venues because management believes these venues provide greater profit opportunities. Included in 1997 revenues is $3,473,000 from one stadium show, whereas the comparable 1996 period had no stadium shows. Merchandise and other revenues decreased $1,086,000, or 52%, to $991,000 for the nine months ended September 30, 1997 from $2,077,000 for the nine months ended September 30, 1996. This decrease generally results from revenues which the Company earned in the third quarter of 1996 related to its Olympic merchandising activities, while no such revenues existed in the comparable 1997 period.

Total operating expenses increased $3,400,000, or 9%, to $41,365,000 for the nine months ended September 30, 1997 from $37,965,000 for the nine months ended September 30, 1996. Resort operating expenses increased $976,000, or 7%, to $15,458,000 for the nine months ended September 30, 1997 from $14,482,000 for the nine months ended September 30, 1996. Resort operating expenses, as a percent of Resort revenues, decreased to 85% for the nine months ended September 30, 1997 from 87% for the nine months ended September 30, 1996. The decrease was primarily due to the Breckenridge Resort's ability to leverage staffing levels in revenue and overhead departments, thereby providing the ability to increase revenues without corresponding increases in operating costs.

Entertainment operating expenses increased $2,216,000, or 10%, to $24,012,000 for the nine months ended September 30, 1997 from $21,796,000 for the nine months ended September 30, 1996. AEG operating expenses increased $1,159,000, or 29%, to $5,166,000 for the nine months ended September 30, 1997 from $4,007,000 for the nine months ended September 30, 1996. Direct costs of producing Corporate Entertainment events increased $899,000, or 29%, to $3,972,000 for the nine months ended September 30, 1997 from $3,073,000 for the nine months ended September 30, 1996. The increase in direct costs was due to the increase in the number and size of events produced. Direct costs, as a percentage of revenues increased to 76% for the 1997 period from 72% for the 1996 period. The increase was primarily due to the production of several large Corporate Entertainment events at lower profit margins for the nine months ended September 30, 1997 compared to the production of four large Corporate Entertainment events at higher profit margins for the nine months ended September 30, 1996. Other AEG entertainment operating expenses increased $260,000 for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 primarily due to salary and related expense increases associated with the increased number of Corporate Entertainment events.

AWC operating expenses increased $1,057,000, or 6%, to $18,846,000 for the nine months ended September 30, 1997 from $17,789,000 for the nine months ended September 30, 1996. This increase results from an increase in direct costs and general and administrative expenses for amphitheater operations, partially offset by a decrease in direct costs for other concert events. Direct costs at WAP increased $1,795,000, or 31%, to $7,617,000 for the nine months ended September 30, 1997 from $5,822,000 for the nine months ended September 30, 1996. General and administrative costs at WAP increased $898,000, or 54%, to $2,554,000 for the nine months ended September 30, 1997 from $1,656,000 for the nine months ended September 30, 1996. As a percentage of revenues, combined direct costs and general and administrative expenses decreased to 83% for the nine months ended September 30, 1997 from 102% for the nine months ended September 30, 1996. This decrease results from the operational efficiencies achieved by combining the operations of IMA and GHA in the WAP partnership. Direct costs for other concert events decreased $1,454,000, or 17%, to $7,303,000 for the nine months ended September 30, 1997 from $8,757,000 for the nine months ended September 30, 1996. The decrease results from the lower number of shows produced in 1997, offset by the high cost of one stadium show in 1997.

Depreciation and amortization remained relatively constant for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

Corporate expenses increased from $183,000 for the nine months ended September 30, 1996 to $376,000 for the nine months ended September 30, 1997, primarily as a result of increased compensation expense associated with the addition of Corporate Officers for the nine months ended September 30, 1997.

Equity income from AEG's 50% joint venture interest in Warner/Avalon increased $79,000, or 18%, to $529,000 for the nine months ended September 30, 1997 from $450,000 for the nine months ended September 30, 1996. Revenues for Warner/Avalon increased $2,281,000, or 29%, to $10,265,000 for the nine months ended September 30, 1997 from $7,984,000 for the nine months ended September 30, 1996. The increase results primarily from the production of one additional large single day Entertainment Marketing event in 1997 representing $3,087,000 of revenues, which was partially offset by a $1,087,000 decrease in revenues due to the loss of an Entertainment Marketing tour in 1997. Direct costs of producing entertainment marketing programs increased $1,787,000, or 28%, to $8,278,000 for the nine months ended September 30, 1997 from $6,491,000 for the nine months ended September 30, 1996. Direct costs, as a percentage of revenues, remained relatively constant between periods. Other general and administrative expenses for Warner/Avalon increased $300,000 for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 primarily due to an increase in staffing levels associated with the increased business activity of Warner/Avalon.

Net interest expense decreased $67,000, or 4%, to $1,432,000 for the nine months ended September 30, 1997 from $1,499,000 for the nine months ended September 30, 1996, due primarily to principal payments made on the Breckenridge Resort's long-term debt which decreased the average outstanding debt balance.

Minority interest increased $1,484,000, to $1,876,000 for the nine months ended September 30, 1997 from $392,000 for the nine months ended September 30, 1996. $1,375,000 of the increase is attributable to the 50% minority interest in WAP, which did not exist in 1996. The remaining $109,000 increase in minority interest is due to the 49% minority interest in the increase in net income of AWC due to reasons described above.

Net income increased $562,000, or 139%, to $965,000 for the nine months ended September 30, 1997 from $403,000 for the nine months ended September 30, 1996 due to the reasons described above.

Comparison of Three Months Ended September 30, 1997 and 1996

Total revenues decreased $4,934,000, or 25%, to $14,895,000 for the third quarter of 1997 from $19,829,000 for the third quarter of 1996. Resort revenues increased $544,000, or 13%, to $4,667,000 for the third quarter of 1997 from $4,123,000 for the third quarter of 1996, due primarily to an increase in rooms and other revenues at the Breckenridge Resort. The rooms revenue increase of $279,000 is attributable to a 10% increase in the number of occupied room nights and a 6% increase in average daily rate for the third quarter of 1997 compared to the third quarter of 1996. The increase in other revenues of $243,000, or 25%, is due primarily to revenue growth of the Breckenridge Resort's travel company, as the Company sought to provide travel and recreation services to more visitors to the Breckenridge Resort.

Entertainment revenues decreased $5,478,000, or 35%, to $10,228,000 for the third quarter of 1997 from $15,706,000 for the third quarter of 1996. AEG revenues increased $119,000, or 7% to $1,914,000 for the nine months ended September 30, 1997 from $1,795,000 for the nine months ended September 30, 1996. The increase resulted primarily from the production of 30 Corporate Entertainment events in the third quarter of 1997 at an average revenue per event of $64,000, compared to 32 events produced in the third quarter of 1996 at an average revenue per event of $56,000.

AWC revenues decreased $5,597,000 or 40%, to $8,314,000 for the nine months ended September 30, 1997 from $13,911,000, for the nine months ended September 30, 1996. The decrease results from a decrease in revenues from concert events produced at other venues and a decrease in merchandising revenues, offset by an increase in amphitheater revenues. The increase in amphitheater operations results from an increase in revenues generated by WAP of $1,243,000, or 21%, to $7,195,000 for the third quarter of 1997 from $5,952,000 for the third quarter of 1996. The increase results from a 24% increase in average show attendance, a 28% increase in per capita spending for concessions, parking and merchandise, offset by a 31% decrease in average ticket prices. Total shows for the periods remained constant. Revenues from other concert events decreased $5,558,000, or 88%, to $768,000 for the third quarter of 1997 from $6,326,000 for the third quarter of 1996. The decrease results from a reduction of shows in the third quarter of 1997 as compared to the third quarter of 1996. The decrease in the number of shows results from greater emphasis being placed on producing a smaller number of events at larger venues because management believes these venues provide greater profit opportunities. Merchandise and other revenues decreased $1,361,000 to $0 for the third quarter of 1997 from $1,361,000 for the third quarter of 1996. This decrease results entirely from a decrease in revenues which the Company earned in the third quarter of 1996 related to its Olympic merchandising activities, for which no such revenue existed in the comparable 1997 period.

Total operating expenses decreased $5,344,000, or 29%, to $12,903,000 for the third quarter of 1997 from $18,247,000 for the third quarter of 1996. Resort operating expenses increased $276,000, or 7%, to $4,394,000 for the third quarter of 1997 from $4,118,000 for the third quarter of 1996. Resort operating expenses, as a percent of Resort revenues, decreased to 94% for the third quarter of 1997 from 100% for the third quarter of 1996. The decrease was primarily due to the Breckenridge Resort's ability to leverage staffing levels in revenue and overhead departments, thereby providing the ability to increase revenues without corresponding increases in operating costs.

Entertainment operating expenses decreased $5,596,000, or 41%, to $7,934,,000 for the third quarter of 1997 from $13,530,000 for the third quarter of 1996. AEG operating expenses increased $45,000, or 3%, to $1,682,000 for the nine months ended September 30, 1997 from $1,637,000 for the nine months ended September 30, 1996. Direct costs of producing Corporate Entertainment events increased $35,000, or 3%, to $1,369,000 for the third quarter of 1997 from $1,334,000 for the third quarter of 1996. Direct costs, as a percentage of revenues, decreased to 72% for the third quarter of 1997 from 74% for the third quarter of 1996. The decrease was primarily due to the production of two large Corporate Entertainment events at higher profit margins in the third quarter of 1997 compared to the production of one large Corporate Entertainment event at a lower profit margin in the third quarter of 1996. Other AEG entertainment operating expenses remained relatively constant between periods.

AWC operating expenses decreased $5,641,000, or 47%, to $6,252,000 for the nine months ended September 30, 1997 from $11,893,000 for the nine months ended September 30, 1996. This decrease results from a decrease in direct costs and general and administrative expenses for amphitheater operations and a decrease in direct costs for other concert events. Direct costs and general administrative expenses at WAP decreased $310,000, or 5%, to $5,491,000 for the three months ended September 30, 1997 from $5,801,000 for the three months ended September 30, 1996. As a percentage of revenues, combined direct costs and general and administrative expenses decreased to 76% for the three months ended September 30, 1997 from 97% for the three months ended September 30,
1996.   This decrease results from the operational efficiencies achieved by combining the operations of IMA and GHA in the WAP partnership. Direct costs for other concert events decreased $5,322,000, or 91%, to $526,000 for the three months ended September 30, 1997 from $5,848,000 for the three months ended September 30, 1996. The decrease results from the lower number of shows produced in 1997.

Depreciation expense remained relatively constant for the third quarter of 1997 compared to the third quarter of 1996.

Corporate expenses increased from $92,000 in the third quarter of 1996 to $119,000 in the third quarter of 1997, primarily as a result of increased compensation expense associated with the addition of a Chief Financial Officer in 1997.

Equity income from AEG's 50% joint venture interest in Warner/Avalon decreased $26,000, or 26%, to $73,000 for the third quarter of 1997 from $99,000 for the third quarter of 1996. Revenues for Warner/Avalon decreased $2,390,000, or 56%, to $1,872,000 for the third quarter of 1997 from $4,262,000 for the third quarter of 1996. The decrease results primarily from the timing of Warner/Avalon's primary Entertainment Marketing programs. Warner/Avalon produced one large single day Entertainment Marketing event in the third quarter of 1996. This event occurred in the second quarter of 1997. Direct costs of producing entertainment marketing programs decreased $2,457,000, or 65%, to $1,411,000 for the third quarter of 1997 from $3,868,000 for the third quarter of 1996. The decrease was primarily due to costs associated with the production of one single day event in the third quarter of 1996. Other general and administrative expenses for Warner/Avalon increased $113,000 for the third quarter of 1997 compared to the third quarter of 1996 primarily due to an increase in staffing levels associated with the increased business activity of Warner/Avalon.

Net Interest expense decreased $50,000, or 10%, to $472,000 for the three months ended September 30, 1997 from $522,000 for the three months ended September 30, 1996, due primarily to principal payments made on the Breckenridge Resort's long-term debt which decreased the average outstanding debt balance.

Minority interest increased $354,000, to $1,296,000 for the third quarter of 1997 from $942,000 for the third quarter of 1996, $823,000 of the increase is attributable to the 50% minority interest in WAP, which did not exist in 1996. The remaining $469,000 decrease in minority interest is due to the 49% minority interest in the decrease in net income of AWC due to reasons described above.

Net income increased $80,000 or 37%, to a net income of $296,000 for the third quarter of 1997 from a net income of $216,000 for the third quarter of 1996 due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had cash and cash equivalents of approximately $3,264,000 and a working capital deficit of approximately $3,857,000, including $2,309,000 of short-term notes payable and current maturities of long-term debt.

The Company's primary capital requirements relate to maintaining the property and equipment at the Breckenridge Resort and Nashville Restaurant, servicing of the Company's indebtedness and the acquisition of businesses and assets in the entertainment and resort industries. In 1996, the Company expended approximately $618,000 for capital expenditures at the Breckenridge Resort and Nashville Restaurant and expects to incur a similar level of capital expenditures in 1997. AEG and AWC do not expect to incur significant capital expenditures in 1997.

The Company is currently highly leveraged. In connection with the acquisition of the Breckenridge Resort, the Company became subject to certain long-term debt secured by liens on substantially all of the assets of the Breckenridge Resort. In November 1997, the Company repaid mortgage notes payable totaling $14.3 million with proceeds from a new $14.6 million mortgage note payable to a bank. The new loan accrues interest at 9% for the first three years of the new loan (the "New Loan") and adjusts to the lender's base rate plus .5% for the remaining four years of the New Loan. The New Loan provides for (i) the amortization of principal and interest payments under the New Loan over a period of 20 years for the first three years of the loan and over a period of 12 years for the remaining four years of the loan, (ii) a security interest in substantially all of the assets of the Breckenridge Resort and (iii) the repayment of all principal and accrued interest under the New Loan on November 10, 2004. In November 1996, the Company entered into a revolving credit facility which provided up to a maximum of $300,000 of unsecured borrowings through November 5, 1997. As of September 30, 1997, $300,000 was outstanding under this revolving credit facility and is reflected in current portion of long-term debt. In November 1997, this revolving credit facility was converted to an unsecured term loan to be repaid in equal principal payments of $100,000 in February, March and April 1998.

In April 1997, the Company acquired AEG. The purchase price for AEG of $7,200,000 was paid through the issuance of common stock having an aggregate value of $4,320,000 and the delivery of promissory notes in the aggregate principal amount of $2,480,000 and cash in the amount of $400,000. The promissory notes bear interest at 5% per annum. In November 1997, the Company entered into a $2.6 million loan agreement with a bank. The net proceeds will be used to repay the promissory notes. The merger agreement relating to the acquisition of AEG provides for an adjustment to the purchase price based on AEG's 1997 Pre-Tax Net Income. In the event that AEG's 1997 Pre-Tax Net Income equals or exceeds $1.2 million, the purchase price is adjusted downward in an amount equal to six times the difference between the 1997 Pre-Tax Net Income and $1.2 million. The former owners of AEG may satisfy the adjusted purchase price, if any, by delivering to the Company either cash or shares of common stock valued based on the average closing price of the common stock for the 30 trading days ending 5 days prior to the calculation of the 1997 Pre-Tax Net Income.

On July 31, 1997, the Company completed an offering of 2,600,000 shares of its common stock for the purpose of completing the acquisition of Avalon West Coast (see below) and for working capital purposes. The proceeds totaled approximately $8.1 million, after deducting approximately $971,000 of offering costs.

On July 31, 1997, the Company acquired a 51% interest in Avalon West Coast ("AWC"). The $7,000,000 purchase price was paid with proceeds from the Company's stock offering. The purchase agreement provides for an aggregate purchase price equal to the greater of (i) $7,000,000 or (ii) 51% of the sum of
(a) six times the average of earnings before interest, taxes and depreciation and amortization for AWC's amphitheater operations for the computation period and (b) six times the average of the net income before taxes of AWC's non-amphitheater operations for the computation period. To the extent the aggregate purchase price exceeds $7,000,000, the difference will be payable by the Company in shares of common stock valued at the average closing price of the common stock for each day in the computation period. Management does not anticipate that the adjustment in the purchase price would result in the issuance of a material amount of common stock, but there can be no assurance in this regard.

The Company is exploring the development of a 107-room Nashville Hotel adjacent to the Nashville Restaurant in Nashville. This development, which the company estimates will cost approximately $10,300,000, would include the acquisition of an existing, multi-story parking facility, the purchase of land and the construction of a hotel and guest suites and office space. The Company is negotiating with a bank to provide financing for the construction of the Nashville Hotel.

In August 1996, the Company entered into an agreement in principal with East-West Partners relating to the proposed development of residential and commercial facilities located at the Breckenridge Resort. The Company expects to enter into a definitive agreement with East-West Partners relating to the proposed joint venture which will provide, among other things, that the Company will contribute undeveloped land, commercial space and capital to the venture and East-West Partners will contribute capital and manage master planning, development, construction, funding and sales for these properties. Following the anticipated execution of a definitive agreement, the Company anticipates that its capital requirements associated with this joint venture will not be material.

In connection with the acquisition of the Breckenridge Resort, the Company agreed to repurchase shares of the Company's Common Stock owned by certain prior owners of the Breckenridge Resort in an aggregate amount of up to $413,170 and agreed to pay a fee of $97,000 to one of the former owners of the Breckenridge Resort. The Company is currently negotiating the amount and timing of such repurchase and payment. In September, 1997, the Company repurchased approximately $25,000 of the common stock.

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

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The matters voted upon at the annual meeting of stockholders held on September 8, 1997 were as follows:

                (i) The election of thirteen directors to serve until the next annual meeting of stockholders or until their successors are elected and qualified. The number of votes cast for and against the election of each nominee, as well as the number of abstentions and broker non-votes with respect to the election of each nominee, were as follows:


                        Frank Bumstead
                        For 5,066,278   Against/Withheld 0      Abstain 47,775  Broker Non-votes 0

                        Charles Flood
                        For 5,066,278   Against/Withheld 0      Abstain 47,775  Broker Non-votes 0

                        Robert E. Geddes
                        For 5,066,278   Against/Withheld 0      Abstain 47,775  Broker Non-votes 0

                        Jeffrey McIntyre
                        For 5,066,278   Against/Withheld 0      Abstain 47,775  Broker Non-votes 0

                        Thomas Miserendino
                        For 5,066,278   Against/Withheld 0      Abstain 47,775  Broker Non-votes 0

                        Prab Nallamilli
                        For 5,066,278   Against/Withheld 0      Abstain 47,775  Broker Non-votes 0

                        Louis J. Risi
                        For 5,066,278   Against/Withheld 0      Abstain 47,775  Broker Non-votes 0

                        Steven L. Risi
                        For 5,066,278   Against/Withheld 0      Abstain 47,775  Broker Non-votes 0

                        Jose F. Rosado
                        For 5,066,278   Against/Withheld 0      Abstain 47,775  Broker Non-votes 0

                        Mark van Hartesvelt
                        For 5,066,278   Against/Withheld 0      Abstain 47,775  Broker Non-votes 0

                        Frank M. Weaver
                        For 5,066,278   Against/Withheld 0      Abstain 47,775  Broker Non-votes 0

                        Thomas J. Weaver
                        For 5,066,278   Against/Withheld 0      Abstain 47,775  Broker Non-votes 0

                        Kyle Young
                        For 5,066,278   Against/Withheld 0      Abstain 47,775  Broker Non-votes 0


                (ii) The approval of the 1997 Stock Option Plan. The number of votes cast for and against, as well as the number of abstentions and broker non-votes with respect to such matter were as follows:

                        For 2,687,043   Against 122,025 Abstain 25,715  Broker  Non-votes 2,279,270


                (iii) The approval of changing the name of the Company to TBA Entertainment Corporation. The number of votes cast for and against, as well as the number of abstentions and broker non-votes with respect to such matter were as follows:


                        For 5,058,301   Against 35,227          Abstain 20,525  Broker Non-votes 0


                (iv) The approval of the reincorporation of the Company in Delaware. The number of votes cast for and against, as well as the number of abstentions and broker non-votes with respect to such matter were as follows:


                        For 2,802,500   Against 39,275          Abstain 27,472  Broker Non-votes 2,244,806

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits:

                 Exhibit 27                Financial Data Schedule

         (B) Form 8-K's filed during the quarterly period ended September 30, 1997:

                 1. Form 8-K/A filed July 3, 1997 with respect to the Registrant's acquisition of Avalon Entertainment Group, Inc., a Tennessee corporation, including financial statements of Avalon Entertainment Group, Inc.

                 2. Form 8-K filed August 13, 1997 with respect to the Registrant's acquisition of a 51% interest in certain entities comprising Avalon West Coast.

                 3. Form 8-K filed September 23, 1997 with respect to the Registrant's reincorporation from Tennessee to Delaware and its change of name.

                                   SIGNATURES


         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Hickory Valley, Tennessee, on the 14th day of November, 1997.


                                TBA ENTERTAINMENT CORPORATION



                                By: /s/ Thomas Jackson Weaver III
                                    --------------------------------------------
                                    Thomas Jackson Weaver III Chairman of the
                                    Board and Chief Executive Officer



                                By: /s/ Bryan J. Cusworth
                                    --------------------------------------------
                                    Bryan J. Cusworth, Chief Financial Officer

                               INDEX TO EXHIBITS

                                                      SEQUENTIALLY
EXHIBIT                                                 NUMBERED
NUMBER        DESCRIPTION                                 PAGE
------        -----------                             ------------
 27           Financial Data Schedule