Form 10KSB40
period 1997-12-31
TBA ENTERTAINMENT CORP
filed 1998-04-15
CIK 913201

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM                 TO

                             COMMISSION FILE NUMBER
                                    0-22582

                         TBA ENTERTAINMENT CORPORATION
                 (Name of Small Business Issuer in its Charter)

          DELAWARE                                        62-1535897
(State or other jurisdiction of                        (I.R.S. employer
incorporation or organization)                       identification no.)

     402 HERITAGE PLANTATION WAY
      HICKORY VALLEY, TENNESSEE                             38042
(Address of principal executive offices)                  (Zip Code)

        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (901) 764-2300
       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO     .
                                              ----      ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                              ----

         The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock as reported on March 31, 1998 on the Nasdaq National Market of the National Association of Securities Dealers, Inc.) was approximately $28,000,000.

         As of March 31, 1998, 7,994,778 shares of the registrant's Common Stock were outstanding.

           Transitional Small Business Disclosure Format (Check One):
                                Yes     No  X
                                    ---    ---

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant's 1998 annual meeting of stockholders, have been incorporated by reference in Part III of this report.

                                     PART I

ITEM 1.          DESCRIPTION OF BUSINESS.

GENERAL

         TBA Entertainment Corporation (the "Company") is a diversified entertainment company. The Company currently produces live entertainment for corporate meetings and special events ("Corporate Entertainment"), develops and produces integrated music marketing programs for corporate clients ("Entertainment Marketing"), manages entertainers ("Artist Management") and owns and operates concert amphitheaters ("Amphitheater Operation"), produces and promotes concerts ("Concert Production") and manages merchandising for concerts and sporting events ("Event Merchandising"). The Company also owns and operates a resort.

         The Company's strategy is to (i) grow its operations through strategic acquisitions of businesses and assets in the entertainment industry, (ii) integrate the acquired businesses and assets into its existing operations,
(iii) divest those assets that are less profitable and (iv) re-invest the capital received from such dispositions to grow the Company's more profitable core entertainment operations, either through additional acquisitions or internal capital expenditures.

         The Company currently conducts its entertainment operations through a wholly owned subsidiary, Avalon Entertainment Group, Inc. ("AEG"), which the Company acquired in April 1997, and through a group of affiliated entities in which the Company owns a 51% interest (collectively, "Avalon West Coast" or "AWC"), which the Company acquired in July 1997.

         In 1997, AEG produced approximately 150 Corporate Entertainment events for corporate clients, including events for Lucent Technologies, Northern Telecom, State Farm, Microsoft and Toyota. AEG provides Entertainment Marketing services through Warner/Avalon, a joint venture with Warner Custom Music Corp., a subsidiary of Time Warner, Inc. In 1997, Warner/Avalon produced approximately 70 Entertainment Marketing events, including the Blockbuster RockFest and the Fruit of the Loom CountryFest events in June 1997, which together were attended by over 400,000 people.

         AWC consists of Irvine Meadows Amphitheatre, a California general partnership ("IMA Partners"), and a group of affiliated entertainment companies and entities that include New Avalon, Inc. (d/b/a Avalon Attractions) ("Avalon Attractions"), Eric/Chandler Ltd., Inc. ("ECL"), Eric Chandler Merchandising, Inc. ("ECM"), TBA Media, Inc. ("TBA Media"), Camarillo Amphitheater Managing Partners ("CAMP") and West Coast Amphitheater Corp. ("WCAC"). Among other things, AWC owns Irvine Meadows Amphitheatre (the "IMA") in Irvine, California, and manages the operations of the Glen Helen (Blockbuster) Pavilion (the
"GHP") in Devore, California. Pursuant to the Company's strategy, the Company has determined to sell its 51% interest in AWC (other than ECM) and is currently engaged in preliminary negotiations regarding the potential disposition of such interest. No definitive agreement has been signed with respect to any such disposition and no assurance can be given that any definitive agreement will be signed with respect to any such transaction. The Company believes that the disposition of its 51% interest in AWC would be material to the Company's operations and financial condition.

         The Company also owns and operates the Village at Breckenridge Resort (the "Breckenridge Resort"), a year-round destination resort located at the base of Breckenridge Mountain, the second most popular ski area in the United States. The Breckenridge Resort, which the Company acquired in April 1996, consists of two hotels, eight restaurants and taverns and 120,000 square feet of commercial and meeting space and banquet facilities. The Breckenridge Resort also manages 330 condominium units and single family homes in Breckenridge, making it the largest property manager in the Town of Breckenridge. Consistent with the Company's strategy, management has determined to sell the Breckenridge Resort. The Company is engaged in preliminary negotiations regarding the potential disposition of the Breckenridge Resort. No definitive agreement has been signed with respect to any such disposition and no assurance can be given that any definitive agreement will be signed with respect to any such transaction. The Company believes that the disposition of the Breckenridge Resort would be material to the Company's operations and financial condition.

         As part of the Company's strategy, the Company is continually evaluating potential new acquisitions and opportunities to employ its capital. In connection with this strategy, in the event that the Company sells the Breckenridge Resort and its 51% interest in AWC's Amphitheater Operation and Concert Production businesses, the Company plans to use the proceeds from such transactions to expand the Company's core entertainment operations.

ENTERTAINMENT OPERATIONS

         The Company currently provides a wide array of entertainment services, including Corporate Entertainment, Entertainment Marketing, Artist Management, Amphitheater Operation, Concert Production and Event Merchandising.

         The Company's Entertainment Marketing, Corporate Entertainment and Artist Management operations are currently conducted through Avalon Entertainment Group, Inc.

         Entertainment Marketing. Warner/Avalon, AEG's joint venture with Warner Custom Music Corp., was formed in 1995 to create, develop and execute highly integrated and innovative music marketing programs for corporate clients. Management believes that among the strengths of this joint venture are Warner/Avalon's ability to draw on the significant resources of Time Warner, Inc., one of the world's largest entertainment companies, and AEG's production and executional capabilities.

         Warner/Avalon develops and manages music marketing programs from start to finish, including developing program strategies and designs, and providing program implementation and evaluation. Warner/Avalon designs and develops each marketing program with the client to meet the client's particular marketing needs and strategies and typically includes one or more of the following components:

         -       A multi-city concert tour by one or more artists

         -       A single day multi-artist music extravaganza

         -       Television/radio programming of the music extravaganza

         -       Distribution of promotional merchandise

         -       Promotional appearances by artists at marketing events

         - Sponsorship support through displays, side attractions and vendors

         Warner/Avalon's Entertainment Marketing business is characterized by a relatively small number of accounts with high revenues per account. As a result, the loss or addition of any one account could have a material affect on Warner/Avalon's revenues. Because contracts for Warner/Avalon's marketing programs are typically signed six months to one year before the program takes place, management believes that, to a reasonable degree, it can forecast and take appropriate action for changes in its client portfolio. When possible, Warner/Avalon seeks to enter into multi-year contracts with its clients. Warner/Avalon establishes the price of each Entertainment Marketing program by determining its cost to produce the program and adding a profit margin. Once a price is established for a project, subsequent changes in the cost of the project directly impact Warner/Avalon's gross profit on the project. Management believes that Warner/Avalon's experience in managing large, complex Entertainment Marketing programs allows it to effectively predict and manage cost fluctuations.

         Warner/Avalon seeks to develop music marketing programs that appeal to highly-focused demographic segments. Management believes that national consumer product companies are well-suited to use Entertainment Marketing as a tool and seeks to target these industry participants as potential customers. Warner/Avalon has produced Entertainment Marketing programs for clients that include Fruit of the Loom, Blockbuster Entertainment and Crown Royal. In 1998, Warner/Avalon has contracted with additional sponsors, including the National Basketball Association, The Goodwill Games and Red Lobster restaurants to develop Entertainment Marketing programs.

         The Company continually works with clients to tailor programs to the exact specifications of the client. Over time, management believes existing clients will expand their programs, including increasing the size of existing components of programs, such as the number of cities included on a concert tour, and by adding new components to programs, such as television and radio specials.

         Corporate Entertainment. AEG's Corporate Entertainment division specializes in booking and producing live entertainment for conventions, corporate meetings and special events. AEG provides turn-key services, including planning, scheduling, staging and managing Corporate Entertainment events from start to finish. In 1997, AEG produced approximately 150 shows by artists such as Tony Bennett, Bill Cosby, Natalie Cole, Donna Summer and Jay Leno for clients including Lucent Technologies, Northern Telecom, State Farm, Microsoft and Toyota.

         Management believes that the Corporate Entertainment business complements AEG's Entertainment Marketing operations. The Corporate Entertainment business is characterized by a larger number of shows produced at lower revenues per show than the Entertainment Marketing business. Accordingly, the Corporate Entertainment business serves as a source of more predictable revenues from events occurring on a more regular basis.

         AEG works with its clients to create and develop Corporate Entertainment events. AEG's access to information regarding the cost of talent allows its clients to obtain the best artists within their budgets. AEG charges its clients a fixed fee based on its costs of producing the event, which includes the artist's fee and the cost of staging the event (such as lighting, sound, staffing and other costs), to which AEG adds a profit margin. Once a contract has been executed with a client, AEG's only variable cost is its cost of staging the event. Accordingly, AEG seeks to control its event profitability by tightly managing its staging expenses.

         Management believes the Corporate Entertainment business has historically been served by hotels and convention centers ("Convention Venues") who have used their ability to stage entertainment events as a strategic advantage in attracting convention customers. In such role, Convention Venues must plan and produce the entertainment events they host. One of AEG's strategies is to market its services to Convention Venues to provide entertainment events for corporate gatherings.

         AEG enjoys a strong reputation as a developer and producer of Corporate Entertainment events in the United States. AEG believes its reputation positions it to overcome the concerns of Convention Venues who cannot risk displeasing clients, by either failing to organize Corporate Entertainment events or organizing poor Corporate Entertainment events, and therefore are reluctant to give control of the planning of the events to third parties. AEG is seeking to expand its marketing coverage. Because management believes a local presence is important in marketing its services to many Convention Venues, as well as directly to corporations, AEG intends to extend its base of sales offices, which currently consists of offices in Nashville and San Diego, into new cities, including Phoenix and New York.

         Artist Management. AEG currently manages four artists, one of whom is an established country music performer. AEG believes that its familiarity with all facets of the entertainment industry enables it to help artists create and capitalize on opportunities and avoid mishaps that can hinder a promising career. With its expertise in producing concerts and Corporate Entertainment events and its relationships with venue managers, outside concert promoters, broadcasting executives and other industry professionals, management believes that AEG is uniquely positioned to offer services which can significantly enhance the careers of its clients.

         The Company's Amphitheater Operation, Concert Production and Event Merchandising operations are currently conducted through Avalon West Coast. The Company has determined to dispose of its 51% interest in Avalon West Coast (other than Eric Chandler Merchandising, Inc.) and is currently engaged in preliminary negotiations regarding the potential disposition of such interest. No definitive agreement has been signed with respect to any such disposition and no assurance can be given that any definitive agreement will be signed with respect to any such transaction.

         Amphitheater Operation. IMA Partners owns the IMA, a 15,000-seat outdoor amphitheater located in Irvine, California. IMA Partners generates revenues from ticket sales and its share of the sales of ancillary items. In April 1997, IMA Partners and Pavilion Partners formed Western Amphitheater Partners ("WAP"). Pavilion Partners owns and operates the GHP, a 65,000-seat amphitheater located near San Bernardino, California. Under the terms of the joint venture agreement, WAP operates the IMA and the GHP.

         Concert Production. Avalon Attractions is a leading concert producer and promoter in Southern California. Avalon Attractions generates revenues through ticket sales and its share of the sale of ancillary items, including food and beverages, merchandising, parking, service charges and facility fees.

         Event Merchandising. ECM and ECL are primarily engaged in merchandising and sponsor procurement. ECM provides merchandising activities, focusing primarily on serving large-scale entertainment and sporting events and was the event merchandiser for the 1997 CountryFest and RockFest events. ECL procures sponsorships for corporate clients. Over the last ten years, ECL has obtained sponsorships from Anheuser-Busch, Coke, American Airlines, Coors, Miller Beer, 7-Up and Taco Bell.

         In connection with the Company's potential sale of its 51% interest in AWC's Amphitheater Operation and Concert Production businesses, the Company is evaluating opportunities to use the proceeds of such transaction to expand its core entertainment operations.

THE VILLAGE AT BRECKENRIDGE RESORT

         The Company currently owns and operates the Village at Breckenridge Resort, which includes the Village Hotel, the Breckenridge Mountain Lodge and eight restaurants and taverns in Breckenridge, Colorado. The Company is engaged in preliminary negotiations regarding the potential sale of the Breckenridge Resort and, consistent with the Company's strategy, is evaluating the redeployment of the capital received from such disposition to grow the Company's more profitable core entertainment operations. No definitive agreement has been signed with respect to any such disposition and no assurance can be given that any definitive agreement will be signed with respect to any such transaction.

         General. The Breckenridge Resort is situated on approximately 14 acres between the base of the Breckenridge Mountain ski area and historic Main Street at the south end of the Town of Breckenridge. Breckenridge Mountain, located approximately 85 miles west of Denver, Colorado, is North America's second most popular ski area as measured in skier days (a skier day is defined as one skier accessing the mountain for one day). Breckenridge Mountain is adjacent to the Town of Breckenridge, Colorado, a restored 140 year old mining town. The Town of Breckenridge has significant apres-ski activities which have made it an attractive destination to national and international destination guests. The Breckenridge Resort consists of the 60-room Village Hotel, the 71-room Breckenridge Mountain Lodge, eight restaurants and taverns and 120,000 square feet of commercial and meeting space and banquet facilities. The Company also manages approximately 190 condominium units located in the Breckenridge Resort complex and approximately 140 additional single family homes and residential condominium units in Breckenridge. The 60 rooms in the Village Hotel and 190 of the residential units managed by the Company are operated as Wyndham Resort units pursuant to a ten-year franchise agreement (the "Wyndham Franchise Agreement") with Wyndham Hotel Company, Ltd. Pursuant to the Wyndham Franchise Agreement, the Breckenridge Resort pays a monthly royalty fee and certain marketing and reservation fees and group commissions for group business booked through a Wyndham national sales office.

         The Breckenridge Resort's amenities include a health club, two swimming pools, eleven hot tubs, a billiards room and video arcade and access to the Breckenridge Ski School, backstage theater, day-care center and children's programs. The Breckenridge Resort also features a full service recreation center. Breckenridge Resort guests can arrange a wide variety of moderate to high adventure activities through the recreation center, including golf, white water rafting, Jeep tours, gold panning and nature walks in the summer and skiing, ice skating, sleigh riding, snow mobiling and dog sledding in the winter.

         The Breckenridge Resort's full service travel agency, A Travel Company, offers guests and visitors to the Breckenridge Resort a unique opportunity to experience one-stop shopping for their lodging, transportation and entertainment needs. The Breckenridge Resort's travel specialists can arrange discount airfares, airport transfers, car rentals, lift tickets, ski lessons, equipment rental and concierge services for a variety of activities. This full-service reservation department uses state-of-the-art equipment to handle an average of 900 calls per day in the winter.

         Lodging. The Company owns and operates the Village Hotel and the Breckenridge Mountain Lodge. In addition, the Company manages approximately
330 condominium and single family homes located in the Breckenridge Resort and in the Town of Breckenridge. As a result, the Breckenridge Resort offers guests a wide variety of lodging accommodations. Breckenridge Resort guests can choose from standard hotel rooms to condominium units with fully-equipped kitchens to luxury homes. The Breckenridge Resort's lodging and property management operations combine to make the Company the largest property manager of hotels, condominiums and houses in The Town of Breckenridge.

         The Village Hotel is located at the base of Lift Nine, one of Breckenridge Mountain's primary access points for skiers, and includes 60 guest rooms (50 standard and 10 family rooms) and was built in 1984 and renovated in 1995. The Breckenridge Mountain Lodge, located on Main Street across from the Village Hotel (approximately 1/4 mile from the base of Lift Nine), includes 71 standard rooms and was built in 1965 and renovated in 1995.

         Of the 330 units managed by the Breckenridge Resort, approximately 190 are condominium units located in the Breckenridge Resort complex and approximately 140 are single family homes and residential condominium units in the Town of Breckenridge. The Company pays the owners of the condominium units and single family homes a fee in return for use of their units.

         Food and Beverage. The Breckenridge Resort operates six restaurants and two taverns as well as banquet services. The Breckenridge Resort's restaurants offer a wide variety of dining experiences, from the Village Pasta Company, offering Italian cuisine and award-winning pizza, to the Breckenridge Cattle Company, offering steaks, seafood and prime rib. Throughout the ski season, guests and visitors to the Breckenridge Resort can also enjoy live entertainment in many of the Breckenridge Resort's dining establishments.

         Commercial Operations. The Breckenridge Resort owns approximately 87,000 square feet of commercial space, offering guests and visitors a wide variety of shopping options in 34 establishments, including restaurants, specialty retail shops, apparel shops, ski and/or mountain bike rental shops and the Breckenridge Mountain skier services operations. The Breckenridge Resort's location at the base of Breckenridge Mountain has allowed it to maintain commercial occupancy rates averaging 95% since 1994. The leases relating to these tenants are typically for three- to ten-year terms with annual rental rates varying from $15 to $30 per square foot. In certain cases, the leases provide for additional compensation to the Breckenridge Resort based on a percentage of gross sales. The leases typically provide for renewal terms of one to five years.

         The Breckenridge Resort has 18 meeting rooms with approximately 33,000 square feet of meeting space and a full range of convention services, including state-of-the-art audio/visual equipment, a fully-equipped business center and extensive banquet facilities. Prior to December 1994, the Breckenridge Resort was managed primarily as a winter resort. Accordingly, the Breckenridge Resort was not generally considered as an alternative to meeting planners for group business. Beginning in December 1994, the Breckenridge Resort's current management began to reposition the Breckenridge Resort as a year-round destination resort, focusing on individual and family travelers and group ski business in the winter months and corporate groups in the spring, summer and fall months. As part of this repositioning, management enhanced the services of A Travel Company, improved the food and beverage offerings at the Breckenridge Resort, created more entertainment events, invested approximately $3.0 million in capital improvements and increased the number of living units under management.

         The Breckenridge Resort utilizes a number of sources for its group bookings, including reservations obtained through Wyndham national sales offices and the Breckenridge Resort's on-site group sales department, which focuses on target customers, including local and national associations, corporations, government groups, recreational groups and educational organizations. The Breckenridge Resort's sales department utilizes a variety of sales strategies to attract corporate and group guests, including direct sales, promotions, advertising, direct mail, data base marketing and telemarketing targeted to major domestic and international markets. Since 1994, the Breckenridge Resort's marketing budget has more than tripled, with the increase being spent primarily on more sales personnel, better promotional activities, additional advertising and sophisticated call programs, all of which utilize a state-of-the-art automated sales management system, which was installed in 1995 and 1996. As a result of the Breckenridge Resort's enhanced marketing activities, the Breckenridge Resort increased group room nights from approximately 13,000 in 1995 to approximately 32,700 in 1997.

         Entertainment/Programming Marketing. In 1997, the Company held a variety of live entertainment events at the Breckenridge Resort, including Genuine Jazz in July, Mountain Fest Music Festival, Fourth of July Great American Music Festival, Labor Day Blues Festival, A Breckenridge Christmas and Breckenridge International Film Festival.

         Real Estate. The Breckenridge Resort owns approximately five acres of developable real estate zoned for residential or commercial construction.

COMPETITION

         The Company's operations compete with virtually all other forms of entertainment and resort activities. In addition to the competitive factors outlined below for each of the Company's businesses, the success of the Company's entertainment operations is dependent upon certain factors beyond the Company's control, including economic conditions, amounts of available leisure time, transportation costs, public taste and weather conditions. The Entertainment Marketing business is competitive, with AEG's competition coming primarily from five or six privately-held companies. The Corporate Entertainment business is also competitive, with AEG's competition coming primarily from four privately-held companies and one publicly-held company and smaller regional companies and hotels. Competition in the artist management area is extremely fragmented. AEG also competes with in-house marketing and communications staffs of many clients and potential clients. There can be no assurance that, as AEG's industry continues to evolve, additional competitors with greater resources than AEG will not enter the industry (or particular segments of the industry) or that AEG's clients will not choose to service more of their needs internally.

         AWC's Amphitheater Operation, Concert Production and Merchandising business is also highly competitive, with AWC's competition coming from numerous concert promoters, merchandisers and entertainment venues in Southern California. The resort business is also highly competitive. The Breckenridge Resort competes with other resort facilities and food and beverage operations in Breckenridge, Colorado and Summit County which have greater financial and other resources than the Breckenridge Resort. Some of the Breckenridge Resort's competitors have been in operation for longer periods than the Breckenridge Resort and have greater marketing, personnel and other resources than the Breckenridge Resort. The success of the Breckenridge Resort is dependent on a variety of factors, including the ability of the managers of the Breckenridge Resort to attract visitors to the Breckenridge Resort on a year-round basis.

TRADEMARKS

         AEG has not obtained trademarks relating to its name or logo. AEG believes that the name and logo have significant value and are important to AEG's marketing. There can be no assurance, however, that the name or logo used do not or will not violate the proprietary rights of others, that the name or logo will be upheld if challenged, or that AEG will not be prevented from using the name or logo, any of which could have a material adverse effect on the operations of the Company's Entertainment Division. The Company has licensed from its founder, Thomas J. Weaver III, the exclusive right to use and eventually acquire for nominal consideration the trademark NASHVILLE COUNTRY CLUB and the related logo design. On July 11, 1995, the U.S. Patent and Trademark Office issued a Certificate of Registration for the trademark. The trademark registration is valid for ten years and may be renewed for an unlimited number of ten-year periods provided that the Company continues to use the trademark. There can be no assurance, however, that the trademark does not or will not violate the proprietary rights of others, that any registration of the trademark or the Company's use thereof will be upheld if challenged, or that the Company will not be prevented from using the trademark.

REGULATION AND LICENSES

         The Company is subject to federal, state and local laws affecting its business, including various health, sanitation and safety standards. AEG's and AWC's entertainment operations are subject to state and local government regulation, including regulations relating to live music performances. Each live concert performance must comply with regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the promotion of live concerts. The failure to receive or retain, or delay in obtaining, a license to serve alcohol and beer in a particular location could adversely affect the Company's operations in that location and impair the Company's ability to obtain licenses elsewhere. Restaurants in most states, including Colorado, are subject to "dram shop" laws and legislation which impose liability on licensed alcoholic beverage servers for injuries or damages caused by their negligent service of alcoholic beverages to a visibly intoxicated person or to a minor, if such service is the proximate cause of the injury or damage and such injury or damage is reasonably foreseeable. While the Company maintains liquor liability insurance as part of its existing comprehensive general liability insurance, which management believes is adequate to protect against such liability, there can be no assurance that it will not be subject to a judgment in excess of such insurance coverage or that it will be able to continue to maintain such insurance coverage at reasonable costs. The imposition of a judgment substantially in excess of the Company's insurance coverage would have a material adverse effect on the Company. The failure or inability of the Company to maintain insurance coverage could materially and adversely affect the Company. The Americans with Disabilities
Act (the "ADA") prohibits discrimination on the basis of disability in public accommodations and employment. The Company will be required to take into account the requirements of the ADA in connection with the construction and operation of its physical facilities to comply with the provisions of the ADA.

EMPLOYEES

         As of December 31, 1997, the Company had approximately 425 full-time and part-time employees. As of December 31, 1997, AWC had 32 full-time and part-time employees. It is the Company's intention to manage its growth consistent with its ability to attract and retain qualified employees to manage its operations. The Company believes that its relationship with its employees is good.

ITEM 2.          DESCRIPTION OF PROPERTY.

         The Company's executive offices are located in Hickory Valley, Tennessee in a building owned by a limited partnership, the general partner of which is a corporation owned by Thomas J. Weaver III and Frank A. McKinnie Weaver, Sr., an officer and director of the Company, and of which they also are limited partners. The limited partnership does not charge the Company rent for its executive offices.

         AEG maintains leased office space in Nashville, Tennessee and San Diego, California. AEG's Nashville lease expires in October 2002 and currently provides for a monthly rental payment of approximately $13,800. The San Diego office's lease agreement expires in August 1998. The San Diego lease currently provides for a rent of approximately $1,800 per month. The Company is currently negotiating a new lease for expanded office space in San Diego.

         The Breckenridge Resort consists of the 60-room Village Hotel and the 71-room Breckenridge Mountain Lodge. The Breckenridge Resort's other primary facilities consist of six restaurants and two taverns including The Village Pub, a 150-seat restaurant, the Village Pasta Company, a 131-seat restaurant, Breckenridge Cattle Company, a 134-seat restaurant, Breckenridge Mountain Lodge, a 126-seat restaurant and bar, Cafe Breckenridge, an 80-seat restaurant, J.T. Pounders, a 110-seat bar, and the Maggie, a 500-seat cafeteria and bar.

         In addition to the hotels and restaurants described above, the Company owns certain commercial space used in connection with the Breckenridge Resort. The commercial space consists of approximately 33,000 rentable square feet of meeting and conference space and 87,000 rentable square feet of retail shopping space. To serve conventions, the commercial space has one ballroom with approximately 6,700 square feet. The Breckenridge Resort also includes two swimming pools, thirty-four commercial establishments and a pond known as the "Maggie Pond."

         The Company currently leases real property in Nashville, Tennessee pursuant to a lease agreement that expires in September 2013. The lease agreement contains an option to purchase the property at a purchase price of $733,000. The property was used as the site of a restaurant owned by the Company until the Company ceased operating the restaurant in November 1997. The Company is evaluating the future use or disposition of this facility. The current monthly lease payments are approximately $9,750.

         AWC currently operates from leased office space in Encino, California. The Encino office's lease agreement expires in June 2002 and currently provides for a rent of $13,800 per month. IMA Partners also has entered into a ground lease related to the IMA which expires in February 2017. The ground lease for the amphitheater provides for lease payments of $58,300 per month as minimum rent plus, to the extent they exceed the minimum rent, the greater of (i) five percent (5%) of gross sales from amphitheater operations (including ticket sales, parking, and food, beverage and merchandise sales, or (ii) twenty-five percent (25%) of net cash flow from all amphitheater operations before debt service or rent. The amphitheater lease provides for the exclusive use of approximately 27.7 acres and the shared use of a common area of approximately
46.0 acres with a water theme amusement park.

ITEM 3.          LEGAL PROCEEDINGS.

         The Company is not involved in any material legal proceedings.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) The Common Stock is quoted on the Nasdaq National Market under the symbol TBAE. On March 31, 1998, the last reported sale price of the Common Stock was $4.25 per share. The following table sets forth the range of high and low sales prices of the Common Stock during each quarterly period within the two most recent years, as reported on the Nasdaq National Market.

                                                                                    High             Low
                                                                                   ------          -------
 1997
   First Quarter                                                                   $6               $3 3/8

   Second Quarter                                                                   5 7/8            4 1/8

   Third Quarter                                                                    5 7/8            3 3/8

   Fourth Quarter                                                                   4 3/4            3 1/8

 1996
   First Quarter                                                                   $6 1/2           $5

   Second Quarter                                                                   8 1/4            4 33/64

   Third Quarter                                                                    6 3/8            4

   Fourth Quarter                                                                   5 7/8            3 3/8


         (b) The approximate number of holders of record of Common Stock on March 31, 1998 was 102.

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

GENERAL

         The following discussion summarizes the Company's financial condition, changes in financial condition and results of operations for the years ended December 31, 1997 and 1996 and sets forth a summary of the Company's future prospects.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

The Company is a diversified entertainment company which currently operates in the resort and entertainment industries. The Company's resort operations include the Breckenridge Resort, which the Company acquired in April 1996, and a restaurant in Nashville, Tennessee which the Company opened in November 1994 and closed in November 1997 (the "Nashville Restaurant"). The revenues of the Breckenridge Resort are derived from room rentals, food and beverage sales, commercial leasing, travel services, entertainment events and ancillary departments at the Breckenridge Resort. The entertainment operations include Avalon Entertainment Group, Inc. which the Company acquired in April 1997. The Company's entertainment revenues are derived primarily from the production of Corporate Entertainment events and Event Merchandising. AEG also is a 50% joint venture partner in Warner/Avalon, which provides Entertainment Marketing programs.

To enhance comparability, the following discussion of the results of operations of the Company is presented on a pro forma basis to reflect the acquisitions of the Breckenridge Resort (acquired in April 1996) and AEG (acquired in April
1997) as though such transactions had occurred as of January 1, 1996 for consolidated statements of operations purposes. The pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisitions of the Breckenridge Resort and AEG actually occurred as of January 1, 1996.

In July 1997, the Company acquired a 51% interest in Avalon West Coast. The Company is currently negotiating the sale of its 51% interest in AWC (other than ECM), which sale is expected to occur in the second quarter of 1998. Accordingly, the operating results of these businesses have been reclassified and reported as discontinued operations. The pro forma results of operations presented below do not include any pro forma adjustments for the results of operations of AWC before the July 31, 1997 acquisition date of AWC.


                                                                                               PRO FORMA
                                                                                          FOR THE YEARS ENDED
                                                                                               DECEMBER 31,
                                                                                         -----------------------
                                                                                         1996               1997
                                                                                         ----               ----
                                                                                              (UNAUDITED)
Revenues
   Resort                                                                             $20,724,000        $23,792,000
   Entertainment                                                                        5,570,000          8,360,000
                                                                                        ---------          ---------
     Total revenues                                                                    26,294,000         32,152,000
                                                                                       ----------         ----------

Departmental Expenses
   Resort                                                                              19,191,000         20,731,000
   Entertainment                                                                        5,409,000          7,914,000
   Corporate Expenses                                                                     347,000            599,000
   Depreciation and amortization                                                        1,106,000          1,153,000
                                                                                       ----------         ----------
     Total operating expenses                                                          26,053,000         30,397,000
                                                                                       ----------         ----------

Income from operations                                                                    241,000          1,755,000

   Equity in income of Joint Venture                                                      452,000            110,000
   Interest expense, net                                                               (2,005,000)        (1,883,000)
                                                                                      -----------        -----------

Loss from continuing operations                                                        (1,312,000)           (18,000)

Income from discontinued operations,
   net of income taxes of $352,000                                                             --            362,000
                                                                                      -----------        -----------

   Net (loss) income                                                                  $(1,312,000)       $   344,000
                                                                                     ============        ===========

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

Comparison of Years ended December 31, 1997 and 1996

Total revenues increased $5,858,000, or 22%, to $32,152,000 for the year ended December 31, 1997 from $26,294,000 for the year ended December 31, 1996.

Resort revenues increased $3,068,000, or 15%, to $23,792,000 for the year ended December 31, 1997 from $20,724,000 for the year ended December 31, 1996, due primarily to an increase in rooms and other revenues at the Breckenridge Resort. The rooms revenue increase of $1,777,000 is attributable to an 11% increase in the number of occupied room nights and a 4% increase in average daily rate for the year ended December 31, 1997 compared to the year ended December 31, 1996. The increase in the number of occupied room nights is primarily attributable to the continued aggressive marketing of the Breckenridge Resort as a year-round destination resort. The increase in other revenues of $1,319,000, or 31%, is due primarily to revenue growth of the Breckenridge Resort's travel company, as the Company sought to provide travel and recreation services to more visitors to the Breckenridge Resort.

Entertainment revenues increased $2,790,000, or 50%, to $8,360,000 for the year ended December 31, 1997 from $5,570,000 for the year ended December 31, 1996. The increase resulted primarily from the production of 30 additional Corporate Entertainment events, to 149 events produced in the year ended December 31, 1997 compared to 119 events produced in the year ended December 31, 1996 and an increase in the average revenue per event, to $54,000 in 1997 compared to $45,000 for 1996.

Total operating expenses increased $4,344,000, or 17%, to $30,397,000 for the year ended December 31, 1997 from $26,053,000 for the year ended December 31, 1996.

Resort operating expenses increased $1,540,000, or 8%, to $20,731,000 for the year ended December 31, 1997 from $19,191,000 for the year ended December 31, 1996. Resort operating expenses, as a percent of Resort revenues, decreased to 87% for the year ended December 31, 1997 from 93% for the year ended December 31, 1996. The decrease was primarily due to the Breckenridge Resort's ability to leverage staffing levels in revenue and overhead departments, thereby providing the ability to increase revenues without corresponding increases in operating costs.

Entertainment operating expenses increased $2,505,000, or 46%, to $7,914,000 for the year ended December 31, 1997 from $5,409,000 for the year ended December 31, 1996. Direct costs of producing Corporate Entertainment events increased $2,191,000, or 56%, to $6,085,000 for the year ended December 31, 1997 from
$3,894,000 for the year ended December 31, 1996. The increase in direct costs was due to the increase in the number and size of events produced. Direct costs, as a percentage of revenues increased to 76% for the 1997 period from 73% for the 1996 period. The increase was primarily due to the production of several large Corporate Entertainment events at lower profit margins for the year ended December 31, 1997. Other entertainment operating expenses increased $314,000 for the year ended December 31, 1997 compared to the year ended December 31, 1996 primarily due to salary and related expense increases associated with the increased number of Corporate Entertainment events.

Corporate expenses increased from $347,000 for the year ended December 31, 1996 to $599,000 for the year ended December 31, 1997, primarily as a result of increased compensation expense associated with the addition of a Chief Financial Officer for the year ended December 31, 1997 and the payment of the Chief Executive Officer's salary in 1997, which had been waived in the second and third quarters of 1996.

Depreciation and amortization increased $47,000, or 4%, to $1,153,000 for the year ended December 31, 1997 from $1,106,000 for the year ended December 31, 1996. The increase results primarily from depreciation of additional property and equipment purchased by the Breckenridge Resort.

Equity income from AEG's 50% joint venture interest in Warner/Avalon decreased $342,000, or 76%, to $110,000 for the year ended December 31, 1997 from $452,000 for the year ended December 31, 1996. Revenues for Warner/Avalon increased $1,196,000, or 12%, to $10,832,000 for the year ended December 31, 1997 from
$9,636,000 for the year ended December 31, 1996. The increase results primarily from the production of one additional large single day Entertainment Marketing event in 1997 representing $3,119,000 of revenues, which was partially offset by a $1,450,000 decrease in revenues due to the loss of an Entertainment Marketing tour in 1997. Direct costs of producing entertainment marketing programs increased $969,000, or 13%, to $8,646,000 for the year ended December 31, 1997 from $7,677,000 for the year ended December 31, 1996. Direct costs, as a percentage of revenues, remained relatively constant between periods. Other general and administrative expenses for Warner/Avalon increased $145,000 for the year ended December 31, 1997 compared to the year ended December 31, 1996 primarily due to an increase in staffing levels associated with the increased business activity of Warner/Avalon. In 1997, Warner/Avalon also entered into various agreements to develop a live, sponsored music tour for each of the years, 1997, 1998 and 1999. During 1997 the tour incurred operating losses of $666,000 which significantly reduced Warner/Avalon's net income for 1997. As of March 1998, a line-up of artists satisfactory to the tour sponsor was not available. Accordingly, the tour sponsor terminated its agreement with Warner/Avalon which resulted in the cancellation of the tour program in 1998 and 1999.

Net interest expense decreased $122,000, or 6%, to $1,883,000 for the year ended December 31, 1997 from $2,005,000 for the year ended December 31, 1996, due primarily to principal payments made on the Breckenridge Resort's long-term debt which decreased the average outstanding debt balance, offset by $2,600,000 of increased borrowings in connection with the acquisition of AEG.

Net loss from continuing operations decreased $1,294,000, to a net loss of $18,000 for the year ended December 31, 1997 from a net loss of $1,312,000 for the year ended December 31, 1996 due to the reasons described above.

Discontinued Operations

Subsequent to year end, the Company decided to discontinue operations in the Concert Production and Amphitheater Operation businesses, which were a part of AWC. As a result, in the first quarter of 1998 the Company began negotiations to sell its 51% interest in these businesses. The group of individuals that own the remaining 49% of AWC entered into simultaneous negotiations to sell their interest in these businesses. In accordance with generally accepted accounting principles, the operations of these businesses have been classified as discontinued operations in the consolidated financial statements. Operating results, net short-term liabilities, net long-term assets and other information for discontinued operations appear in the note to financial statements captioned "Avalon West Coast Acquisition and Disposition" on pages 25-27 of this Annual Report on Form 10-KSB.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company had cash and cash equivalents of $3,369,000 and a working capital deficit of $3,302,000, excluding the net working capital deficit of discontinued operations of $872,000 and including $2,106,000 of short-term notes payable and current maturities of long-term debt. Cash flow from continuing operations was minimal in 1996, reflecting a net loss of $3,127,000, offset primarily by non-cash depreciation and amortization expense and a net increase in accounts payable and accrued expenses. The magnitude of the 1996 net loss was due in part to the timing of the acquisition of the Breckenridge Resort, which occurred after the historically profitable winter ski season. The Breckenridge Resort, acquired in April 1996, contributed $2,518,000 of the consolidated net loss of the Company in 1996. Cash flow from continuing operations was $949,000 in 1997, primarily resulting from an improvement in profits from continuing operations to $41,000 in 1997 and non-cash depreciation and amortization expense. The improvement in profits in 1997 is due in part to a full year of operations of the Breckenridge Resort and the profits provided by AEG, which was acquired in April 1997.

The Company has pursued an aggressive growth strategy since its formation in 1993. Historically, the Company has relied on external sources of funds, including offerings of its common stock and bank borrowings to finance its growth strategies. Prior to April 1996, the Company's primary source of liquidity was the net proceeds from the Company's initial public offering in February 1994 of $2,275,000 and the net proceeds from a private placement of debt in December 1995 and January 1996 of an aggregate of $300,000.

In April 1996, the Company acquired the Breckenridge Resort. To fund this acquisition, the Company completed a public offering of 2,702,900 shares of common stock generating net proceeds of $11,448,000. The net proceeds of this public offering were used to repay the private placement debt, and to fund the cash portion of the purchase price of the Breckenridge Resort acquisition. The remaining net proceeds were used for expenditures for property and equipment totaling $618,000 in 1996, primarily at the Breckenridge Resort, and for working capital purposes. In connection with the Breckenridge Resort acquisition, the Company assumed $20,242,000 of long-term debt secured by liens on substantially all of the assets of the Breckenridge Resort. In 1996, the Company borrowed an additional $300,000 under a line of credit for working capital purposes at the Breckenridge Resort. Debt repayments in 1996 totaled $788,000.

In April 1997, the Company acquired AEG for aggregate consideration of $3,211,000, including transaction related costs. The primary sources of funds for the AEG acquisition were operating cash flows and the issuance of $2,480,000 of notes payable to the sellers of AEG ("AEG Notes"). The purchase price for AEG also included a future contingent payment, to be paid in shares of the common stock of the Company, based on 1997 earnings of AEG. The aggregate purchase price for AEG was not to exceed $7,200,000. In contemplation of the future contingent payment, the Company placed 809,800 shares of common stock of the Company into escrow. Subsequent to year end, the Company and the sellers agreed upon an amount of the future contingent payment on a basis different from that set forth in the original purchase agreement. This agreed upon value is contingent upon the successful sale of certain of the businesses comprising AWC. The agreement will result in the release of 445,400 shares from escrow to the sellers with the balance of the common stock returned to the Company. In November 1997, the Company borrowed $2,600,000 from a bank, the proceeds from which were used to repay $1,980,000 of the AEG Notes in 1997. The remaining $500,000 of AEG Notes were repaid in January 1998.

In July 1997, the Company acquired a 51% interest in a group of entities comprising AWC for aggregate consideration of $7,863,000, including transaction related costs. To fund this acquisition, the Company completed a public offering of 2,600,000 shares of common stock generating net proceeds of $8,129,000. The remaining net proceeds from this offering were used for working capital purposes. The purchase price for AWC also included a future contingent payment, to be paid in shares of the common stock of the Company, based on the average earnings of AWC, as defined in the purchase agreement, for the years 1996 - 1998. As a result of the contemplated sale of certain of the businesses of AWC, it is not expected that any portion of the future contingent payment related to AWC will be paid.

In November 1997, the Company entered into an agreement with an existing mortgage note holder to refinance $10,723,000 of mortgage notes payable. In connection with the refinancing, the Company increased its borrowings to $14,600,000 from this lender and extended the amortization period of the loan. The new loan provides for (i) the amortization of principal and interest payments over a period of 20 years for the first three years of the loan and over a period of 12 years for the remaining four years of the loan, (ii) the accrual of interest at 9% for the first three years and the lender's base rate plus .5% for the remaining four years of the loan and (iii) the repayment of all principal and accrued interest in November 2004. The increased borrowings under the new loan and cash flow from operations were used to repay $4,374,000 of other indebtedness of the Company in 1997.

         In connection with the acquisition of the Breckenridge Resort, the Company agreed to repurchase up to 86,200 shares of the Company's Common Stock owned by certain prior owners of the Breckenridge Resort at $5.00 per share and agreed to pay a fee of $97,000 to one of the former owners of the Breckenridge Resort. During 1997, the Company repurchased 4,800 such shares for aggregate consideration of $24,200. Subsequent to yearend, the Company agreed to purchase an additional 42,200 shares for aggregate consideration of $211,000. The Company is currently negotiating with the holders of the remaining shares subject to the repurchase as to the timing of such repurchase.

         In November 1997, the Company ceased operations at the Nashville Restaurant. Management of the Company is currently evaluating the future use or sale of this facility. The Company has also decided to discontinue operations in the concert promotion and amphitheater businesses, which were part of AWC.
As a result, in March 1998 the Company entered into negotiations to sell these businesses to an unaffiliated third party for cash. The Company expects to complete the sale of these businesses in the second quarter of 1998 and to realize a one-time pre-tax gain as a result of this sale. The Company is also engaged in preliminary negotiations regarding the potential disposition of the Breckenridge Resort. The Company believes that the disposition of these assets would be material to the Company's operations and financial position.

         In 1998, the Company expects to continue its aggressive growth strategy in certain sectors of the entertainment industry. The Company anticipates that business acquisitions made by the Company in 1998 will be completed through a combination of cash, notes payable issued to the sellers and the issuance of common stock of the Company to the sellers. Management believes that cash flow from operations and proceeds from the sale of existing businesses, together with future issuances of its equity and debt securities, will be adequate to fund the operations and expansion plans of the Company in 1998. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may incur, from time to time, additional short- and long-term bank indebtedness. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates and general economic conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms acceptable to the Company. To the extent that the Company is able to finance its growth through external sources of capital, the Company intends to continue to grow its operations through additional acquisitions. Even if the Company is able to secure external financing sources for its growth plans, there can be no assurance that the Company will be able to acquire any additional businesses or assets, that any businesses or assets that are acquired will be or will become profitable or the Company will be able to effectively integrate any such businesses into its existing operations.

Year 2000

         The Company has assessed and continues to assess the impact of the Year 2000 issue on its reporting systems and operations. Based on existing operations, the Company does not expect this issue to have any material effect on its business. To date the Company has not incurred any costs to address this issue and does not expect to in the future.

Forward-Looking Statements

         The foregoing discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the sale of certain of the businesses comprising AWC, and the consummation of future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 7.  FINANCIAL STATEMENTS.

         The following financial statements required by this item are filed herewith:


                                                                                        Page
         Report of Independent Public Accountants dated April 10, 1998                   15
         Consolidated Balance Sheet as of December 31, 1997                              16
         Consolidated Statements of Operations for the years
           ended December 31, 1996 and 1997                                              17
         Consolidated Statements of Stockholders' Equity for the years
           ended December 31, 1996 and 1997                                              18
         Consolidated Statements of Cash Flows for the years
           ended December 31, 1996 and 1997                                              19
         Notes to Consolidated Financial Statements                                      20


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of TBA Entertainment Corporation:

We have audited the accompanying consolidated balance sheet of TBA Entertainment Corporation (a Delaware corporation)(formerly Nashville Country Club, Inc.) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TBA Entertainment Corporation and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1997, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP

Dallas, Texas
April 10, 1998

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             AS OF DECEMBER 31, 1997

Current assets:
   Cash and cash equivalents .............................................................     $  3,369,300
   Accounts receivable ...................................................................          955,700
   Inventories ...........................................................................          442,200
   Prepaid expenses and other current assets .............................................          534,000
                                                                                               ------------
      Total current assets ...............................................................        5,301,200

Property and equipment, net ..............................................................       33,670,900

Investment in Joint Venture ..............................................................           15,100

Other assets, net:
   Net long-term assets of discontinued operations .......................................        9,363,500
   Goodwill ..............................................................................        3,494,100
   Other .................................................................................          716,700
                                                                                               ------------
Total assets .............................................................................     $ 52,561,500
                                                                                               ============

Current liabilities:
   Accounts payable and accrued liabilities ..............................................     $  6,497,400
   Notes payable and current portion of long-term debt ...................................        1,606,200
   Notes payable to stockholders .........................................................          500,000
   Net current liabilities of discontinued operations ....................................          872,000
                                                                                               ------------
      Total current liabilities ..........................................................        9,475,600

Long-term debt, net of current portion ...................................................       21,632,500
Capital land lease obligation ............................................................          733,000
                                                                                               ------------
      Total liabilities ..................................................................       31,841,100
                                                                                               ------------

Stockholders' equity:
   Preferred stock, $.001  par value; authorized 1,000,000 shares, 334,300 of Series
       A convertible preferred stock issued and outstanding, $10,000
       liquidation preference ............................................................           10,000
   Common stock, $.001 par value; authorized 20,000,000 shares, 7,190,400
        shares issued and outstanding ....................................................            7,200
   Additional paid in capital.............................................................       24,892,200
   Accumulated deficit ...................................................................       (4,164,800)
   Less treasury stock, at cost, 4,800 shares.............................................          (24,200)
                                                                                               ------------
       Total stockholders' equity ........................................................       20,720,400
                                                                                               ------------
Total liabilities and stockholders' equity ...............................................     $ 52,561,500
                                                                                               ============


                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                              1996              1997
                                                                              ----              ----
              Revenues:
                 Resort ............................................     $ 10,809,000      $ 23,791,800
                 Entertainment .....................................               --         6,437,100
                                                                         ------------      ------------
                   Total revenues ..................................       10,809,000        30,228,900
                                                                         ------------      ------------

              Departmental expenses:
                Resort .............................................       11,822,800        20,731,100
                Entertainment ......................................               --         5,995,600
                Corporate expenses .................................          347,000           598,600
                Depreciation and amortization ......................          599,300         1,096,000
                                                                         ------------      ------------
                  Total operating expenses .........................       12,769,100        28,421,300
                                                                         ------------      ------------
              (Loss) income from operations ........................       (1,960,100)        1,807,600
                Equity in income of Joint Venture ..................               --            78,900
                Interest expense, net ..............................       (1,167,200)       (1,845,800)
                                                                         ------------      ------------

              (Loss) income from continuing operations .............       (3,127,300)           40,700

              Income from discontinued operations, net of income
                taxes of $351,800..................; ...............               --           361,600
                                                                         ------------      ------------

              Net (loss) income ....................................     $ (3,127,300)     $    402,300
                                                                         ============      ============

              Earnings per common share - basic:
                (Loss) income from continuing operations ...........     $      (0.87)     $       0.01
                Income from discontinued operations ................               --              0.06
                                                                         ------------      ------------
                Net (loss) income ..................................     $      (0.87)     $       0.07
                                                                         ============      ============

              Earnings per common share - diluted:
                 (Loss) income from continuing operations ..........     $      (0.87)     $       0.01
                 Income from discontinued operations ...............               --              0.05
                                                                         ------------      ------------
                 Net (loss) income .................................     $      (0.87)     $       0.06
                                                                         ============      ============


                        See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997


                                          PREFERRED STOCK           COMMON STOCK            ADDITIONAL
                                         SHARES     AMOUNT      SHARES        AMOUNT      PAID-IN CAPITAL
                                        --------   --------   ----------   ------------   ---------------
BALANCES, December 31,
  1995 ..............................    334,300   $ 10,000    1,470,000   $  3,224,700   $            --
  Issuance of shares of common
    stock and warrants,
    net of offering costs ...........         --         --    2,702,900     11,448,100                --
  Issuance of shares of common
     stock in business combination ..         --         --      417,500      2,097,600                --
  Net loss ..........................         --         --           --             --                --
                                        --------   --------   ----------   ------------   ---------------
BALANCES, December 31,
  1996 ..............................    334,300     10,000    4,590,400     16,770,400                --
  Issuance of shares of common
    stock and warrants,
    net of offering costs ...........         --         --    2,600,000      8,129,000                --
  Conversion to $.001 par
    value stock upon
    reincorporation..................         --         --           --    (24,892,200)       24,892,200
  Treasury stock purchased ..........         --         --           --             --                --
  Net Income ........................         --         --           --             --                --
                                        --------   --------   ----------   ------------   ---------------
BALANCES, December 31,
  1997  (1)..........................    334,300   $ 10,000    7,190,400   $      7,200   $    24,892,200
                                        ========   ========   ==========   ============   ===============
                                                                             TOTAL
                                        ACCUMULATED     TREASURY STOCK    STOCKHOLDERS'
                                          DEFICIT     SHARES    AMOUNT       EQUITY
                                        -----------   ------   --------   -------------
BALANCES, December 31,
  1995 ..............................   $(1,439,800)      --   $     --   $   1,794,900
  Issuance of shares of common
    stock and warrants,
    net of offering costs ...........            --       --         --      11,448,100
  Issuance of shares of common
     stock in business combination ..            --       --         --       2,097,600
  Net loss ..........................    (3,127,300)      --         --      (3,127,300)
                                        -----------   ------   --------   -------------
BALANCES, December 31,
  1996 ..............................    (4,567,100)      --         --      12,213,300
  Issuance of shares of common
    stock and warrants,
    net of offering costs ...........            --       --         --       8,129,000
  Conversion to $.001 par
    value stock upon
    reincorporation..................            --                  --              --
  Treasury stock purchased ..........            --   (4,800)   (24,200)        (24,200)
  Net Income ........................       402,300       --         --         402,300
                                        -----------   ------   --------   -------------
BALANCES, December 31,
  1997  (1)..........................   $(4,164,800)  (4,800)  $(24,200)  $  20,720,400
                                        ===========   ======   ========   =============

       (1) The December 31, 1997 balance for number of shares of common stock outstanding does not include 809,800 contingently issued shares that were placed in escrow pursuant to the acquisition of Avalon Entertainment Group, Inc. in April 1997 (Note 5).

                       See notes to financial statements.

'
                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                                          1996              1997
                                                                                          ----              ----
Cash flows from operating activities:
  Net (loss) income .............................................................     $ (3,127,300)     $    402,300
                                                                                      ------------      ------------
     Adjustments to reconcile net (loss) income to net cash (used in) provided by continuing operations ......................................................
        Income from discontinued operations .....................................               --          (361,600)
        Depreciation and amortization ...........................................          599,300         1,096,000
        Undistributed earnings of Joint Venture .................................               --           (79,000)
        Changes in assets and liabilities:
            Decrease (increase) in accounts receivable ..........................          107,400          (236,700)
            (Increase) decrease in inventories ..................................          (59,900)           28,700
            Increase in prepaid expenses and other current assets ...............          (98,200)           (1,600)
            Increase in other assets ............................................               --           (32,600)
            Increase in accounts payable and accrued expenses ...................        2,569,200           133,900
                                                                                      ------------      ------------
               Total adjustments ................................................        3,117,800           547,100
                                                                                      ------------      ------------
        Net cash (used in) provided by continuing operations.....................           (9,500)          949,400
                                                                                      ------------      ------------
Cash flows from investing activities:
  Acquisitions, net of cash acquired ............................................       (7,823,300)       (7,867,700)
  Expenditures for property and equipment .......................................         (617,500)         (527,500)
  Increase in other assets.......................................................               --          (120,300)
                                                                                      ------------      ------------
        Net cash used in investing activities ...................................       (8,440,800)       (8,515,500)
                                                                                      ------------      ------------

Cash flows from financing activities:
    Proceeds from sale of common stock, net of offering costs ...................       11,448,100         8,129,000
    Proceeds from borrowings ....................................................        1,497,700         7,207,200
    Repayments of borrowings ....................................................       (1,986,100)       (6,354,400)
    Payment of loan fees.........................................................          (85,100)         (385,900)
    Purchase of treasury stock...................................................               --           (24,200)
                                                                                      ------------      ------------
        Net cash provided by financing activities ...............................       10,874,600         8,571,700
                                                                                      ------------      ------------

Net cash used in discontinued operations                                                        --          (296,300)
                                                                                      ------------      ------------

Net increase in cash and cash equivalents .......................................        2,424,300           709,300

Cash and cash equivalents - beginning of year ...................................          235,700         2,660,000
                                                                                      ------------      ------------

Cash and cash equivalents - end of year .........................................     $  2,660,000      $  3,369,300
                                                                                      ============      ============


                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1997

1.    NATURE OF BUSINESS AND MANAGEMENT'S BUSINESS STRATEGY

TBA Entertainment Corporation ("TBA") was incorporated in September 1997 in connection with the reincorporation of Nashville Country Club, Inc. ("NCCI") which was incorporated in June 1993 for the purpose of acquiring and operating entertainment-related businesses. TBA and NCCI are collectively referred to as the "Company". The Company opened a restaurant in Nashville, Tennessee on November 17, 1994 (the "Nashville Restaurant"). In 1996, the Company acquired The Village at Breckenridge Resort (the "Breckenridge Resort"), a resort complex consisting of hotels, restaurants, meeting and commercial space, and property management contracts with respect to guest accommodations located in properties included in and separate from the Breckenridge Resort, all located in Breckenridge, Colorado. In 1997, the Company acquired 100% of the outstanding common stock of Avalon Entertainment Group, Inc. ("AEG"), a company engaged in producing corporate entertainment events, entertainment marketing programs and artists management (Note 5) and acquired a 51% controlling interest in a group of entities (collectively, "Avalon West Coast" or "AWC") that owns and manages amphitheaters, produces concerts, provides advertising services and is involved in event merchandising for large-scale sporting and entertainment events (Note
7).

The Company is focusing its future growth only in certain segments of the entertainment sector and, accordingly, is in the process of divesting itself of businesses that are not a part of the future growth plans of the Company. As part of its divestiture plans, the Company has entered into negotiations to sell certain of the assets comprising AWC that are involved in the ownership and management of amphitheaters, concert promotion and advertising services (Note 7) and is in preliminary negotiations for the potential sale of the Breckenrige Resort (Note 4). Management intends to use the proceeds from the sale of these assets to provide capital to expand its other entertainment-related businesses.

2.    BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries - The Village at Breckenridge Acquisition Corp., Inc., Property Management Acquisition Corp., Inc. and AEG, and its majority owned subsidiaries comprising AWC. The accompanying consolidated statements of operations include the operations of the Breckenridge Resort from the April 29, 1996 acquisition date, AEG from the April 21, 1997 acquisition date and AWC from the July 31, 1997 acquisition date. All significant intercompany accounts and transaction have been eliminated in consolidation.

As discussed in Note 1, subsequent to December 31, 1997, the Company entered into negotiations to sell certain of the businesses comprising AWC. Accordingly, the operating results of these businesses for all periods presented have been reclassified and reported as discontinued operations and the assets and liabilities of these businesses have been reclassified as net current liabilities of discontinued operations and net long-term assets of discontinued operations at December 31, 1997 (Note 7).

The following unaudited pro forma financial information includes the results of operations of the Company as if the acquisitions of the Breckenridge Resort and AEG had occurred as of January 1, 1996. The pro forma results include amortization of the excess purchase price over fair value of net assets acquired, interest expense and adjustments to salaries and ownership distributions to former owners of AEG. No pro forma adjustments have been made for the results of operations of AWC before the AWC acquisition date because the operations of those businesses of AWC being sold are reflected as discontinued operations. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

                                                UNAUDITED PRO FORMA
                                            FOR THE YEARS ENDED DECEMBER 31,
                                            --------------------------------
                                                1996             1997
                                                ----             ----
                  Total revenues .......     $26,294,000      $32,152,000
                  Net (loss) income ....     $(1,312,000)     $   343,500
                  Earnings per common
                    share:
                    Basic ..............           ($.29)            $.06
                    Diluted.............           ($.29)            $.05

3.    SIGNIFICANT ACCOUNTING POLICIES

         Statements of Cash Flows

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments purchased with an original maturity of three months or less. The Company holds its investments in highly qualified financial institutions. At times, such investments may be in excess of insured limits. As of December 31, 1997, the Company had $300,500 of cash held in escrow that was restricted for payment of property taxes and insurance.

The following is a supplemental disclosure to the Statements of Cash Flows for the years ended December 31, 1996 and 1997:

                                                                              1996           1997
                                                                              ----           ----
         Cash paid during the year for interest ......................     $1,254,700     $1,806,200
         Non-cash transactions:
           Common stock issued in business combinations ..............      2,097,600             --
           Notes payable issued in business combinations .............             --      2,480,000

         Inventories

Inventories consist primarily of food and beverage, retail, and operating supplies, which are stated at the lower of cost or market on a first-in, first-out (FIFO) basis.

         Property and Equipment

Property and equipment consists of the following as of December 31, 1997:

                  Land and improvements ............................     $ 14,041,900
                  Land under capital lease .........................          800,000
                  Buildings and improvements........................       17,945,400
                  Furniture, fixtures and equipment ................        2,526,500
                                                                         ------------
                                                                           35,313,800

                  Less - accumulated depreciation and amortization..       (1,642,900)
                                                                         ------------
                  Property and equipment, net ......................     $ 33,670,900
                                                                         ============

Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method, over the following estimated useful lives:

                  Building and improvements ........................     15-39 years
                  Furniture, fixtures and equipment ................      3-7 years

The Company follows the policy of capitalizing expenditures that materially increase asset lives and charges ordinary maintenance and repairs to operations as incurred.

         Other Assets

Loan fees incurred with respect to certain of the Company's notes payable are being amortized over the terms of the notes payable using the straight-line method which approximates the effective interest rate method. Accumulated amortization of loan fees totaled $44,200 at December 31, 1997.

Goodwill, which represents costs in excess of net assets of businesses acquired, is being amortized using the straight-line method over periods ranging from five to twenty years. The Company continually evaluates goodwill to assess recoverability from estimated future results of operations and cash flows. Accumulated amortization of goodwill totaled $124,800 at December 31, 1997.

         Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following as of December 31, 1997:

                  Advance deposits .......................     $3,145,200
                  Accounts payable .......................        853,100
                  Due to homeowners ......................        678,900
                  Accrued payroll ........................        429,200
                  Accrued property taxes .................        343,800
                  Other accrued expenses .................      1,047,200
                                                               ----------
                                                               $6,497,400
                                                               ==========

         Advance Deposits and Revenue Recognition

Advance deposits related to the Breckenridge Resort are recorded as a liability until rooms and other services are provided and revenues are earned. Advance deposits reflected in the accompanying consolidated balance sheet relate primarily to the winter ski season ending in April. Customer deposits and Company expenditures related to future corporate shows are recorded as advance deposits and prepaid expenses, respectively, and recognized as revenue and expense in the month the show takes place.

         Property Management Contracts

The Breckenridge Resort has contracts relating to the management and rental of approximately 330 living units, located in properties included in and separate from the Breckenridge Resort. These contracts are primarily for a period of one year with renewal options. The Breckenridge Resort pays a fee of 55% to 60% of the gross revenue to the owner of the living unit. This amount is due monthly and is recorded as due to homeowners. Revenues generated from the rental of these units are reported as resort revenue with the fee paid to the owner reported as resort expense. The loss of all or a significant amount of the contracts would have a material impact on the results of operations of the Breckenridge Resort.

         Income Taxes

The Company accounts for income taxes under the liability method required by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred income tax assets and liabilities based on enacted tax laws for any temporary differences between financial reporting and tax bases of assets, liabilities and carryforwards. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

         Net (Loss) Income Per Common Share

In February 1997, Statement of Financial Accounting Standards No, 128, "Earnings Per Share" ("SFAS 128") was issued. Under SFAS 128, basic earnings per share ("basic EPS") is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. SFAS 128 replaces fully diluted EPS with

EPS assuming dilution ("diluted EPS"). SFAS 128 did not impact the Company's previously reported earnings per share. The Company calculates diluted EPS assuming all securities or other contracts to issue common stock are exercised or converted into common stock at the beginning of the year (or the time of issuance, if later). The following table reconciles the computation of basic EPS to diluted EPS:

                                                                                   1996             1997
                                                                                   ----             ----
Basic Earnings Per Common Share:

Net (loss) income from continuing operations ..............................     $(3,127,300)     $    40,700

Weighted average common stock outstanding..................................       3,575,900        5,680,300
                                                                                -----------      -----------

Basic earnings per common share............................................     $     (0.87)     $      0.01
                                                                                ===========      ===========

Diluted Earnings Per Common Share:

Net (loss) income from continuing operations ..............................     $(3,127,300)     $    40,700
                                                                                -----------      -----------

Weighted average common stock outstanding..................................       3,575,900        5,680,300

Additional common stock resulting from dilutive securities:
  Preferred Stock..........................................................              --          334,300
  Weighted average common stock expected to be issued in
    AEG transaction........................................................              --          310,000
                                                                                -----------      -----------

Weighted average common stock and dilutive securities
outstanding ...............................................................       3,575,900        6,324,600
                                                                                -----------      -----------

Diluted earnings per common share .........................................     $     (0.87)     $      0.01
                                                                                ===========      ===========

Preferred stock convertible into 334,300 shares of common stock were not considered in calculating 1996 diluted earnings per share as their inclusion would have been anti-dilutive. In addition, options and warrants to purchase 1,864,000 and 2,264,000 shares of common stock in 1996 and 1997, respectively, were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.

         Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.
Actual results could differ from those estimates.

         Reclassifications

Certain reclassifications have been made to the 1996 consolidated financial statements to conform with classifications used in 1997.


4.  THE BRECKENRIDGE RESORT ACQUISITION

Effective April 29, 1996, the Company acquired the Breckenridge Resort from an unaffiliated third party for approximately $31.5 million, consisting of approximately $8.1 million in cash, $2.1 million of common stock (417,500 shares) and the assumption of $21.3 million of net Breckenridge Resort liabilities. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The allocation was made as follows:

         Assets Acquired:
                  Land and buildings .................................     $30,360,000
                  Furniture, fixtures, and equipment .................       1,100,000
                  Cash ...............................................         231,000
                  Accounts receivable ................................         719,000
                  Other current assets ...............................         318,000
                                                                           -----------
                                                                            32,728,000
                                                                           -----------

         Liabilities assumed:
                  Long-term debt .....................................      20,644,000
                  Accounts payable ...................................         776,000
                  Other current liabilities ..........................       1,156,000
                                                                           -----------
                                                                            22,576,000
                                                                           -----------
         Net assets acquired .........................................     $10,152,000
                                                                           ===========

5.  AVALON ENTERTAINMENT GROUP, INC. ACQUISITION

Effective April 21, 1997 the Company acquired 100% of the common stock of Avalon Entertainment Group, Inc. The purchase price included a cash payment of $400,000 and the issuance of $2,480,000 of promissory notes ("AEG Notes") as of April 21, 1997, and a future contingent payment, to be paid in shares of common stock of the Company, based on 1997 earnings of AEG. The aggregate purchase price for AEG was not to exceed $7,200,000. In contemplation of the payment of the future contingent amount, the Company placed 809,800 shares of the Company's common stock into escrow on April 21, 1997. Subsequent to December 31, 1997, the Company and the sellers agreed upon the amount of the future contingent payment on a basis different than that set forth in the original purchase agreement. This agreed upon value is contingent upon the successful sale of certain of the businesses comprising AWC (Note 7). This will result in the release of 445,400 shares from escrow to the sellers with the balance of the common stock returned to the Company. If the sale of AWC does not close, the Company will apply the provisions of the original agreement in determining the amount of contingent payment, if any. Including acquisition costs, the aggregate purchase price for AEG, recorded as of December 31, 1997, totaled

$3,211,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The excess of the aggregate purchase price over fair market value of net liabilities assumed of $3,401,100, was recorded as goodwill and is being amortized over 20 years.

The AEG Notes issued in connection with the acquisition accrued interest at a stated rate of 5%. Additional interest expense of $43,200 was imputed on the AEG Notes using an effective rate of 8%. In November 1997, the Company obtained a $2,600,000 note payable from a bank (Note 8), the proceeds of which were used to repay $1,980,000 of the AEG Notes in 1997. The remaining $500,000 of AEG Notes are reflected as notes payable to stockholders in the accompanying consolidated balance sheet and were repaid in January 1998.

6.  INVESTMENT IN WARNER/AVALON JOINT VENTURE

AEG owns a 50% interest in a joint venture with Warner Custom Music Corp. The joint venture, Warner/Avalon, develops and coordinates live, sponsored music entertainment marketing tours and programs and related projects and generates revenues primarily from third party corporate sponsorships. Warner/Avalon recognizes revenue by amortizing the contract sponsorship funds over the life of the related programs, which may range from single day events to tours lasting several months.

AEG accounts for the investment using the equity method of accounting. Summary statements of operations data of Warner/Avalon used to determine the equity in income of Joint Venture, included in the summary pro forma financial information (Note 2) for the years ended December 31, 1996 and 1997 are as follows:


                                                 1996            1997
                                                 ----            ----
                  Revenues .............     $ 9,635,900     $10,831,700
                  Net Income ...........     $   899,000     $   220,800

Summary balance sheet data of Warner/Avalon consists of the following as of December 31, 1997:

                  Current assets .................     $528,800
                  Non-current assets .............      345,100
                  Current liabilities ............      843,700
                  Partners' capital ..............       30,200

As of December 31, 1997, the Company had undistributed earnings from Warner/Avalon of $15,100.

During 1996, the two largest customers accounted for 80% and 15% of gross revenues of Warner/Avalon. In 1997, the two largest customers accounted for 68% and 29% of gross revenues of Warner/Avalon.

In 1997, Warner/Avalon entered into various agreements to develop a live, sponsored, music tour for each of the years 1997, 1998 and 1999. During 1997 the tour incurred operating losses of $666,000 which reduced Warner/Avalon's net income for 1997. As of March 1998, a line-up of artists satisfactory to the tour sponsor was not available. Accordingly, the tour sponsor terminated its agreement with Warner/Avalon, resulting in the cancellation of the tour program for 1998 and 1999.

7.    AVALON WEST COAST ACQUISITION AND DISPOSITION

Effective July 31, 1997, the Company acquired a 51% controlling interest in AWC, a group of entities affiliated with AEG. The remaining 49% of AWC is owned by a group of individuals who are officers and stockholders of the Company. The purchase price included a $7 million cash payment with proceeds from the Company's stock offering (Note 10) and a future contingent payment based on the average earnings of AWC (as defined) for the years 1996-1998. Including acquisition costs, the total purchase price for AWC recorded as of December 31, 1997 is $7,862,900. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the date of acquisition.

As discussed in Note 1, the Company has decided to discontinue operations in the concert promotion and amphitheater businesses, which were a part of AWC. As a result, in March 1998 the Company entered into negotiations to sell its 51% controlling interest in these businesses to an unaffiliated third party (the "buyer") for cash. The group of individuals that owned the remaining 49% of AWC also entered into negotiations to sell their interest in these businesses to the buyer. The Company expects to recognize a one-time pre-tax gain as a result of the sale of these businesses.

Net income attributable to those businesses of AWC included in the sale to the buyer, from the date the Company acquired AWC (July 31, 1997) to December 31, 1997, are shown as discontinued operations in the accompanying consolidated statements of operations. The following is a summary of the revenue and expenses related to these businesses for the period from acquisition to December 31, 1997:

                  Revenues ......................................     $13,204,000
                  Cost of revenues ..............................       8,786,000
                  General and administrative ....................       2,044,700
                  Depreciation and amortization .................         300,300
                  Interest expense, net .........................          40,200
                  Operating profits due to WAP partner ..........         898,900
                  Provision for income taxes ....................         351,800
                  Minority interest in AWC ......................         420,500
                                                                      -----------
                  Net income attributable to the
                    Company .....................................     $   361,600
                                                                      ===========

The components of the net assets of the businesses to be sold included in the accompanying consolidated balance sheet are as follows:

         Current assets:
                  Cash and cash equivalents ..........................     $   513,000
                  Accounts receivable ................................       1,030,500
                  Other current assets ...............................          49,500

         Less current liabilities:
                  Accounts payable ...................................         726,900
                  Current portion of long-term debt ..................         507,000
                  Advance deposits ...................................         387,600
                  Other accrued liabilities ..........................         843,500
                                                                           -----------
         Net current liabilities .....................................     $   872,000
                                                                           ===========
         Long-term assets:
                  Property and equipment, net ........................     $11,780,700
                  Other assets, net ..................................         124,100

         Less long-term liabilities:
                  Minority interest ..................................       2,241,300
                  Long-term debt, net of current portion .............         300,000
                                                                           -----------
         Net long-term assets ........................................     $ 9,363,500
                                                                           ===========


Effective April 1997, one of the entities comprising AWC entered into a partnership ("Western Amphitheater Partners" or "WAP") with Pavilion Partners. WAP was formed for the purpose of combining the operations of the Irvine Meadows Amphitheatre (owned by the Company) and Glen Helen Pavilion (owned by Pavilion Partners). Pursuant to the partnership agreement, each partner retained ownership of its respective amphitheater and shared equally in the net operating results of WAP. The Company's amphitheater operations comprise a portion of the AWC businesses proposed to be sold.

The Company is responsible for the day to day operational management of WAP and is responsible for procurring the artists for both amphitheaters. Accordingly, the operations of WAP have been consolidated in the accompanying consolidated statements of operations and are included in the discontinued operations of AWC described above. Pavilion Partners' 50% share of WAP net income was $898,900 for the period from August 1, 1997 to December 31, 1997. In connection with the WAP partnership, AWC received a fee for carrying out booking and logistical production of all events held at the two amphitheaters. The amount of this fee recognized as an expense by WAP and income by AWC was $276,000 for the period from August 1, 1997 to December 31, 1997, which amount is eliminated in consolidation.

As of December 31, 1997, the accompanying consolidated balance sheet includes a receivable from Pavilion Partners of $373,600, representing cash receipts received by Glen Helen Pavilion not yet remitted to WAP, net of operating profits due to Pavilion Partners. This amount is reflected in net current liabilities of discontinued operations.

The following is a summary of the significant accounting policies related to the AWC businesses proposed to be sold. Property and equipment are stated at cost and related depreciation and amortization is provided using the straight-line method over 3 to 5 years for furniture, fixtures and other equipment, over 15 years for capitalized lease equipment and over the lesser of 5 to 35 years or the remaining term of the lease for leasehold improvements. Revenues are recognized as concert events occur. Expenses are properly matched to the period in which related revenues are recognized.

AWC leases the land on which the Irvine Meadows Amphitheater is located under a 20-year lease agreement ending February 28, 2017. The lease agreement specifies annual payments of the greater of $700,000, 5% of gross amphitheater sales, or 25% of net cash flow from operations. Rent expense under this operating lease was $291,700 for the period from August 1, 1997 to December 31, 1997.

Long-term debt of the AWC businesses to be sold consists of the following as of December 31, 1997:

         Notes payable to banks, interest at prime plus 1-3% (9.5 - 11.5% at
         December 31, 1997), repaid in 1998 ..................................     $ 200,000

         Notes payable to stockholders, no stated interest rate or
         repayment terms .....................................................       207,000

         Note payable to stockholders and other individuals, interest at prime plus 1% (9.5% at December 31, 1997) unsecured, payments of $100,000
         plus interest are required each year on November 15..................       400,000
                                                                                   ---------

                                                                                     807,000
         Less-current portion ................................................      (507,000)
                                                                                   ---------
                                                                                   $ 300,000
                                                                                   =========

In 1997 the Company commenced development of a 16,000 seat amphitheater in Camarillo, California which is located on Ventura County land. The Company anticipates entering into a long-term lease agreement with the County of Ventura. Management estimates the total construction cost will approximate $10,000,000, of which approximately $127,400 and $600,000 has been incurred as of December 31, 1997 and April 10, 1998, respectively. The amphitheater under development is included in the assets of AWC proposed to be sold.

8.  LONG-TERM DEBT

Long-term debt of the Company, excluding long-term debt associated with discontinued operations (Note 7), consists of the following as of December 31, 1997:

         Mortgage note payable to a bank, interest at 9%, due
         November 2004, secured by substantially all the assets of
         the Breckenridge Resort ...............................................     $ 14,569,600

         Mortgage note payable to an unaffiliated third party, interest at 7%, due December 1999, secured by substantially all the assets of the
         Breckenridge Resort ...................................................        5,100,400

         Note payable to a bank, interest at the bank's prime rate plus 0.25%
         (8.75% at December 31, 1997), due December 2000,
         secured by a pledge of the common stock of AEG .......................         2,600,000

         Note payable to a bank, interest at prime plus 2% (10.5% as of
         December 31, 1997), repaid in March 1998, unsecured  .................           300,000

         Note payable to a bank, interest at 9%, due May 2001,
         secured by property management agreements .............................          280,000

         Equipment and other notes payable and capital leases, interest ranging from 9% to 15.5%, with various maturity dates through July 2001, secured by accounts receivable, equipment, machinery, property management agreements and contract rights related to the Breckenridge
         Resort ................................................................          238,700
                                                                                     ------------
                                                                                       23,088,700
         Less-current portion ..................................................       (1,456,200)
                                                                                     ------------
                                                                                     $ 21,632,500
                                                                                     ============

In November 1997, the Company entered into an agreement to refinance a mortgage note payable to a bank related to the Breckenridge Resort. The financing included an extension of the amortization period of the loan and additional borrowings of $3.9 million, the proceeds from which were used to repay three other mortgage notes payable related to the Breckenridge Resort. The Company paid additional loan fees of $298,100 related to the refinancing, which amount is included in other assets in the accompanying consolidated balance sheet.

The Company obtained a $250,000 line of credit in September 1997. The Company borrowed $150,000 on this line of credit in September 1997, which amount remains outstanding as of December 31, 1997. Borrowings under the line of credit accrue interest at the bank's prime rate minus 0.25% (8.25% at December 31, 1997). Interest is payable monthly and amounts outstanding under the line of credit are due June 1, 1998.

The Company entered into a private placement with five non-affiliated accredited investors pursuant to which the Company borrowed $250,000 in December 1995 for working capital purposes. In January 1996, the Company entered into one additional note agreement with a non-affiliated accredited investor for $50,000 under the same terms. The Notes were repaid in April 1996 with proceeds from a stock offering (Note 10).

Future annual maturities of long-term debt consists of the following as of December 31, 1997:

              YEAR ENDING
              DECEMBER 31,
              ------------
              1998 ................................................................................     $ 1,456,200
              1999 ................................................................................       5,794,800
              2000 ................................................................................       1,925,100
              2001 ................................................................................         575,400
              2002 ................................................................................         391,900
              Thereafter ..........................................................................      12,945,300
                                                                                                        -----------
                       Total ......................................................................     $23,088,700
                                                                                                        ===========

9.  LEASES

         Operating Leases

The Breckenridge Resort leases its retail stores to tenants under noncancelable operating lease agreements. The agreements generally require that the Breckenridge Resort pay applicable property taxes, insurance, repairs, and common area maintenance costs, which are billable to tenants under lease terms. Expense pass-throughs billed to tenants totaled $290,000 and $380,000 during 1996 and 1997, respectively. Several of these leases also require percentage rent payments based on sales and have escalation clauses based on changes in the consumer price index for future periods.

The following is a schedule of future minimum rents to be received (excluding percentage rent payments) under the non-cancelable operating lease agreements:

                  YEAR ENDING
                  DECEMBER 31,
                  ------------
                  1998 ..................................................................... $  1,020,500
                  1999 .....................................................................      865,400
                  2000 .....................................................................      482,800
                  2001......................................................................      354,200
                  2002......................................................................      176,100
                  Thereafter ...............................................................      201,900
                                                                                             ------------
                           Total minimum rents ............................................. $  3,100,900
                                                                                             ============

         Capital Lease

The Company is a party to an agreement dated September 30, 1993 to lease real property on which the Nashville Restaurant is located (Note 13). The lease had an initial term of twenty years with a ten-year renewal option. In accordance with terms of the lease agreement, at any time during the term of the lease, the Company has the option to purchase the leased property for $800,000 less lease payments and base rent paid through the closing date, or in the event of the death of the original landlord, the amount of base rent paid by the Company prior to and within 60 days after such death. The land under capital lease and the lease obligation were recorded on the consolidated balance sheet due to the existence of the bargain purchase option provision in the lease. As a result of the death of the lessor of the property on June 23, 1994, the Company's option to purchase the property became fixed at $733,000 in August 1994. The monthly lease payment is $7,000 plus 4.5% of the purchase option price. Rental expense totaled $118,000 during each of 1996 and 1997.

10.  STOCKHOLDERS' EQUITY

         Preferred Stock

The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock. The Company has designated 557,100 shares of the authorized preferred stock as Series A Convertible Preferred Stock ("Series A Preferred Stock"), of which 334,300 shares have been issued. These shares are reflected in the accompanying consolidated balance sheet at $10,000. Holders of shares of Series A Preferred Stock are not entitled to vote, except as required by applicable law. Each share of Series A Preferred Stock has a liquidation preference of $0.03 per share and is convertible into one share of common stock (i) at the option of the holder if during the five-year period following the issuance of the Series A Preferred Stock, the Company has earned after tax income for any fiscal year of at least $500,000 based on generally accepted accounting principles and (ii) automatically, in the event that 80% or more of the Company's common stock is acquired by an entity or individual not previously affiliated with the Company if the common stock has traded at an average bid price per share of $7.50 or more during the preceding 90 business days or if the acquisition price per share for the Company's common stock is $7.50 or more. The Series A Preferred Stock does not have any preference on the payment of dividends and participates equally in all dividends on a share for share basis with the common stock.

         Common Stock

The Company is authorized to issue 20,000,000 shares of $.001 par value common stock, of which 7,190,400 shares are outstanding as of December 31, 1997. In addition, in connection with the acquisition of AEG (Note 5), the Company placed 809,800 shares of common stock into escrow in contemplation of the payment of the future contingent amount due under the AEG purchase agreement.

In April 1996, the Company completed an offering of 1,351,455 units, each consisting of two shares of common stock and one redeemable common stock purchase warrant. The net proceeds were used to consummate the Breckenridge Resort Acquisition (Note 4), to repay indebtedness (Note 8), and for working capital purposes. The redeemable warrants are detachable and separately transferable. Each redeemable warrant entitles the holder to purchase one share of common stock at a price of $6.25 per share until April 2001, and is redeemable by the Company at $0.50 per warrant under certain conditions. In connection with this offering, the underwriter was also granted a warrant to acquire up to 120,000 units at $15.50 per unit. The warrants issued in 1996 were outstanding at December 31, 1997.

In July 1997, the Company issued 2,600,000 shares of its common stock for the purpose of completing the Avalon West Coast Acquisition (Note 7) and for working capital purposes. In connection with this offering, the underwriter was granted a warrant to acquire up to 130,000 shares of common stock at $4.20 per share until July 2002. These warrants were outstanding as of December 31, 1997.

At December 31, 1997, the Company also had outstanding warrants to purchase 60,000 shares of common stock at $6.00 per share, expiring February 1999 and warrants to purchase 12,500 shares of common stock at $5.00 per share, expiring February 1999.

         Stock Options

In 1995, the Company issued options to purchase 50,000 shares of common stock at a price of $5.50 per share to certain employees under the 1995 Stock Option Plan. The options vest over a four-year period.

In 1996, the Company issued options to purchase 30,000 shares of common stock at $5.00 per share to certain directors of the Company in connection with the Breckenridge Resort Acquisition. In 1997 these options were cancelled and new options to purchase 30,000 shares of common stocks at $4.50 per share were issued and immediately exercisable.

In 1997, the stockholders approved the 1997 Stock Option Plan that authorized the issuance of incentive stock options or nonqualified stock options for 500,000 shares of common stock to key employees, officers and directors of the Company. Options under the 1997 Stock Option Plan are granted at prices not less than the fair market value on the date of grant and expire not more than ten years from the date of grant. In April 1997, the Company's Chief Executive Officer received options to purchase 250,000 shares of common stock at $5.40 per share. The options were immediately exercisable. The Company also issued options to purchase 20,000 shares of common stock at $5.00 per share in June 1997 to an officer. These options vest over a four-year period. As of December 31, 1997, no options have been exercised.

Information relating to stock options during 1996 and 1997 is as follows:

                                                               Weighted-
                                                Shares           Average
                                                Under           Exercise
                                               Options             Price
                                              ----------------------------
 Options outstanding at December 31, 1995       50,000         $    5.50
 Granted                                        30,000              5.00
                                              --------
 Options outstanding at December 31, 1996       80,000              5.31
 Cancelled                                     (30,000)             5.00
 Granted                                       300,000              5.28
                                              --------
 Options outstanding at December 31, 1997      350,000              5.31
                                              ========
 Options exerciseable at December 31, 1997     310,000              5.31
                                              ========

The weighted average remaining life of the outstanding stock options at December 31, 1997 was 6.14 years.

The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value of the stock options at grant date consistent with the method of SFAS 123, the Company's net loss and net loss per share would have been the unaudited pro forma amounts indicated below:

                                                                1996             1997
                                                                ----             ----
                                                                     (Unaudited)
Pro forma net loss ........................                 $(3,179,200)       $(30,800)

Pro forma net loss per share ..............                        (.89)           (.01)

As required by SFAS No. 123, the Company provides the following disclosure of hypothetical values for these awards. The weighted-average grant-date fair value of options granted during 1996 and 1997 was estimated to be $3.04 and $1.51, respectively.

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 1996 and 1997, respectively; risk free interest rates of 6.33 and 6.70 percent; expected lives of 5 years and 3 years; volatility of 62.22 and
39.62 percent and no assumed dividends. Additional adjustments are made for assumed cancellations and expectations that shares acquired through the exercise of options are held during employment.

Change in Par Value

In September 1997, Company stockholders approved a reincorporation of the Company in the State of Delaware and a change from no par value to $.001 par value common and preferred stock. The change in par value has been recorded as an adjustment to additional paid-in capital and common stock.

11.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Under SFAS 107, "Fair Value of Financial Instruments", the Company is required to disclose the fair value of financial instruments, including off balance sheet financial instruments, when fair value can be reasonably estimated. The values provided are representative of fair values only as of December 31, 1996 and 1997, and do not reflect subsequent changes in the economy, interest and tax rates, and other variables that may impact determination of fair value. The following methods and assumptions were used in estimating fair values:

         Cash and cash equivalents: the carrying amount approximates fair value.

         Short-term and long-term debt: the carrying value of short-term debt approximates fair value. The fair value of long-term debt is estimated based on the current borrowing rates of similar issues.


                                                              1996                            1997
                                                              ----                            ----
                                               CARRYING AMOUNT     FAIR VALUE   CARRYING AMOUNT    FAIR VALUE
         Cash and cash equivalents ..........     $ 2,659,000     $ 2,659,000     $ 3,369,000     $ 3,369,000
         Short-term debt ....................     $   884,300     $   884,300     $ 2,106,200     $ 2,106,200
         Long-term debt .....................     $19,521,700     $19,521,700     $21,632,600     $21,632,600


12.  INCOME TAXES

There is no current or deferred tax expense from continuing operations for 1996 and 1997. The Company was in a loss position in 1996 and utilized net operating loss carryforwards in 1997. The benefits of net operating loss carryforwards and other timing differences have not previously been recognized. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and liabilities as of December 31, 1997 are as follows:

       Deferred tax assets:
                Net operating loss carryforwards ..............     $1,710,000
                Deferred costs ................................         40,000
                Other .........................................         20,000
                                                                    ----------
       Deferred tax liabilities:                                     1,770,000
                Accelerated depreciation for tax ..............       (140,000)
                                                                    ----------
       Net deferred tax assets ................................      1,630,000
       Valuation allowance ....................................     (1,630,000)
                                                                    ----------
                                                                    $       --
                                                                    ==========

At December 31, 1997, the Company had net operating loss carryforwards of approximately $4.5 million for income tax purposes which expire at various dates through 2011. During 1997, the valuation allowance for the net deferred tax assets decreased $140,000 from $1,770,000 to $1,630,000 as a result of the decrease in the net deferred tax asset from 1996 to 1997.

The Company anticipates that the sale of certain of the businesses of AWC, as discussed in Note 7, will result in a one-time gain in 1998 and, accordingly, the Company will be able to realize a portion of the deferred tax asset for NOL carryforwards in 1998.

13.  COMMITMENTS AND CONTINGENCIES

         Redevelopment of the Breckenridge Resort

In August 1996, the Company entered into a letter of intent with an unaffiliated third party development company which set forth the major business points pursuant to which the two parties would form a joint venture to redevelop a portion of the Breckenridge Resort's assets. The letter of intent contemplated that the Company would contribute certain land and buildings to the joint venture and the joint venture partner would contribute cash and services. Proceeds from the sale of redeveloped assets and from the management of assets retained by the joint venture would be distributed as provided in the letter of intent, subject to the negotiation of a definitive agreement. As of April 10, 1998, the joint venture partners are proceeding with initial planning and design efforts associated with the redevelopment. However, no definitive agreement has been entered into with respect to the joint venture. As discussed in Note 1, the Company is in preliminary negotiations for the potential sale of the Breckenridge Resort, including the assets to be redeveloped.

         Operations of the Nashville Restaurant

In November 1997, the Company ceased operations at the Nashville Restaurant. The net book value of the property and equipment of the Nashville Restaurant as of December 31, 1997, included in the accompanying consolidated balance sheet is $2,363,700. Total revenues of the Nashville Restaurant for 1996 and 1997, included in resort revenues in the accompanying consolidated statements of operations are $2,138,700 and $1,899,300, respectively. Management of the Company is evaluating the future use or sale of this facility (Note 9) and believes that the net book value of the Nashville Restaurant assets are realizable.

         Acquisition of Property Management Company

         In December 1997, the Company acquired a property management company that has contracts relating to the management and rental of approximately 50 living units in Breckenridge, Colorado. The acquisition (accounted for under the purchase method) included a cash payment of $150,000 in December 1997 and a future contingent payment not to exceed $150,000, due in May 1998. The future contingent payment will be adjusted downward for those rental management contracts which do not meet certain criteria as defined in the purchase and sale agreement. In December 1997, the Company obtained a $280,000 loan from a bank (Note 8), the proceeds of which are to be used to satisfy the final purchase price.


         Repurchase of Stock

In connection with the Breckenridge Resort Acquisition, the Company agreed to repurchase up to 86,234 shares of common stock issued to the sellers of the Breckenridge Resort at $5.00 per share and agreed to pay a fee of $97,000 to one of the sellers. During 1997, the Company repurchased 4,800 such shares for aggregate consideration of $24,200, which are reflected as treasury stock in the accompanying consolidated balance sheet. Subsequent to year end, the Company agreed to repurchase an additional 42,200 shares for aggregate consideration of $211,000. The Company is currently negotiating with the holders of the remaining shares subject to the repurchase as to the timing of the repurchase.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information required by this Item regarding the directors and executive officers of the Company will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1998 annual meeting of stockholders and is incorporated herein by reference thereto.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required by this Item regarding the directors and executive officers of the Company will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1998 annual meeting of stockholders and is incorporated herein by reference thereto.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1998 annual meeting of stockholders and is incorporated herein by reference thereto.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1998 annual meeting of stockholders and is incorporated herein by reference thereto.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits.

          EXHIBIT
           NUMBER                                DESCRIPTION OF DOCUMENT
          -------   -----------------------------------------------------------------------------------------------------
            2.1  -- Merger Agreement among TBA Entertainment Corporation and Avalon Acquisition Corp., Inc.(1)

            3.1  -- Certificate of Incorporation of the Company. (2)

            3.2  -- Bylaws of the Company. (2)

            4.1  -- Specimen Common Stock Certificate. (2)

            4.3  -- Certificate of Designation of Series A Convertible Preferred Stock of the Company. (2)

           10.1  -- Lease dated September 30, 1993 between the Company and William Madison Smith. (2)

           10.2  -- Employment Agreement dated as of January 1, 1994 between the Company and Thomas
                    Jackson Weaver III.  (3)

           10.3  -- Employment Agreement dated as of January 1, 1994 between the Company and Prab Nallamilli. (3)

           10.4  -- Intentionally omitted.

           10.5  -- Stock Purchase Warrant dated February 24, 1994 between the Company and Yee, Desmond, Schroeder
                    & Allen, Inc.  (3)

           10.6  -- Form of Indemnification Agreement between the Company and each of the directors and executive officers.  (3)

           10.7  -- Employment Agreement dated April 29, 1996 between the Company and Jeffrey McIntyre. (3)

           10.8  -- Employment Agreement dated April 29, 1996 between the Company and Mark van Hartesvelt. (3)

           10.9  -- TBA Entertainment Corporation 1995 Stock Option Plan.  (5)

          10.10  -- Form of Stock Option Agreement for options granted under the 1995 Stock Option Plan.  (5)

          10.11  -- TBA Entertainment Corporation 1997 Stock Option Plan.  (6)

          10.12  -- Form of Stock Option Agreement for options granted under the 1997 Stock Option Plan.  (6)

          10.13  -- Representative's Warrant Agreement dated April 23, 1996 between the Company and H.J. Meyers &
                    Co., Inc. (5)

          10.14  -- Warrant Agreement dated April 23, 1996 among the Company, H.J. Meyers & Co., Inc. and American
                    Stock Transfer & Trust Company. (5)

          10.18  -- Employment Agreement between Avalon Entertainment Group, Inc. and Marc W. Oswald. (6)

          10.19  -- Employment Agreement between Avalon Entertainment Group, Inc. and Greg  M. Janese. (6)

          10.20  -- Placement Agent Warrant Agreement between the Company and Rauscher Pierce Refsnes, Inc. (7)

           21.1  -- Subsidiaries of the Company.

           23.1  -- Consent of Arthur Andersen LLP

           27    -- Financial Data Schedule

-------------------

(1) Incorporated by reference to the same exhibit number in the Company's Current Report on Form 8-K filed on April 21, 1997.

(2) Incorporated by reference to the same exhibit number in the Company's Current Report on Form 8-K filed on September 23, 1997.

(3) Incorporated by reference to the same exhibit number in the Company's Registration Statement on Form SB-2 (Registration Number 33-69944).

(4) Incorporated by reference to the same exhibit number in the Company's Registration Statement on Form SB-2 (Registration No. 33-97890).

(5) Incorporated by reference to the same exhibit number in the Company's Form 10-KSB for the fiscal year ended December 31, 1995.

(6) Incorporated by reference to the same exhibit number in the Company's Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(7) Incorporated by reference to the same exhibit number in the Company's Current Report on Form 8-K filed on June 20, 1997.

         b)       Reports on Form 8-K

         No reports on Form 8-K were filed during the quarterly period ended December 31, 1997.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Hickory Valley, Tennessee, on the 14th day of April, 1998.

                                       TBA ENTERTAINMENT CORPORATION



                                       By: /s/ Thomas Jackson Weaver III
                                          -------------------------------------
                                       Thomas Jackson Weaver III
                                       Chairman  of the  Board and
                                       Chief Executive Officer

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

                Signature                                          Title                            Date
                ---------                                          -----                            ----
/s/ Thomas Jackson Weaver III                      Chairman of the Board, Chief Executive     April 14, 1998
----------------------------------------------     Officer and President (Principal
Thomas Jackson Weaver III                          Executive and Financial Officer)

/s/ Robert E. Geddes                               Director                                   April 14, 1998
----------------------------------------------
Robert E. Geddes

/s/ Thomas Miserendino                             Director                                   April 14, 1998
----------------------------------------------
Thomas Miserendino

/s/ Frank Bumstead                                 Director                                   April 14, 1998
----------------------------------------------
Frank Bumstead

/s/ Charles Flood                                  Director                                   April 14, 1998
----------------------------------------------
Charles Flood

/s/ Jeffrey McIntyre                               Director                                   April 14, 1998
----------------------------------------------
Jeffrey McIntyre

/s/ Prab Nallamilli                                Director                                   April 14, 1998
----------------------------------------------
Prab Nallamilli

                                                   Director                                   April   , 1998
----------------------------------------------
Louis J. Risi, Jr.

                                                   Director                                   April   , 1998
----------------------------------------------
Steven L. Risi

                                                   Director                                   April   , 1998
----------------------------------------------
Jose F. Rosado

/s/ Mark van Hartesvelt                            Director                                   April 14, 1998
----------------------------------------------
Mark van Hartesvelt

/s/ Frank A. McKinnie Weaver, Sr.                  Director                                   April 14, 1998
----------------------------------------------
Frank A. McKinnie Weaver, Sr.

/s/ Kyle Young                                     Director                                   April 14, 1998
----------------------------------------------
Kyle Young

/s/ Bryan J. Cusworth                              Chief Financial Officer (Principal         April 14, 1998
----------------------------------------------     Accounting Officer)
Bryan J. Cusworth

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
21                Subsidiaries of the Company
27                Financial Data Schedule