Form 10QSB
period 1998-03-31
TBA ENTERTAINMENT CORP
filed 1998-05-15
CIK 913201

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.
                                      20549

                                   FORM 10-QSB

 Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                         Commission file number 0-22582

                          TBA ENTERTAINMENT CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Delaware                                          I.R.S. Employer
(State or Other Jurisdiction of                             62-1535897
Incorporation or Organization)                          Identification Number

          402 Heritage Plantation Way, Hickory Valley, Tennessee 38042
                    (Address of Principal Executive Offices)

                                 (901) 764-2300
              (Registrant's Telephone Number, Including Area Code)

                                      None
                   (Former Name if Changed Since Last Report)

Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of April 30, 1998, the Registrant had outstanding 7,958,065 shares of Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                   FORM 10-QSB


                                TABLE OF CONTENTS


                        PART I - Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets.......................................... 1
         Consolidated Statements of Operations................................ 2
         Consolidated Statements of Cash Flows................................ 3
         Notes to Consolidated Financial Statements........................... 4

Item 2.  Management's Discussion and Analysis or Plan of Operation............ 9


                          PART II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders..................14


Item 6.  Exhibits and Reports on Form 8-K.....................................14


Signatures....................................................................15


                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           Consolidated Balance Sheets



                                                                                                DECEMBER 31,       MARCH 31,
                                                                                                   1997              1998
                                                                                               ------------      ------------
                                                                                                                  (Unaudited)
Current assets:
   Cash and cash equivalents                                                                   $  3,369,300      $  2,612,500
   Accounts receivable                                                                              955,700         1,397,900
   Inventories                                                                                      442,200           544,300
   Prepaid expenses and other current assets                                                        534,000           533,400
                                                                                               ------------      ------------
     Total current assets                                                                         5,301,200         5,088,100

Property and equipment, net                                                                      33,670,900        33,558,200

Investment in Joint Venture                                                                          15,100           105,500

Other assets, net:
  Net long-term assets of discontinued operations                                                 9,363,500         9,791,800
   Goodwill                                                                                       3,494,100         3,459,300
   Other                                                                                            716,700           966,900
                                                                                               ------------      ------------
Total assets                                                                                   $ 52,561,500      $ 52,969,800
                                                                                               ============      ============

Current liabilities:
   Current portion of long-term debt                                                           $  1,606,200      $  1,346,000
   Accounts payable and accrued liabilities                                                       6,497,400         5,818,400
   Notes payable to stockholders                                                                    500,000              --
   Net current liabilities of discontinued operations                                               872,000         1,398,600
                                                                                               ------------      ------------
     Total current liabilities                                                                    9,475,600         8,563,000

Capital land lease obligation                                                                       733,000           733,000

Long-term debt, net of current portion                                                           21,632,500        21,383,200
                                                                                               ------------      ------------

Total liabilities                                                                                31,841,100        30,679,200
                                                                                               ------------      ------------

Stockholders' equity:
   Preferred stock, $.001 par value; authorized 1,000,000 shares, 334,300 of
     Series A convertible preferred stock issued and outstanding, $10,000
     liquidation preference                                                                          10,000            10,000
   Common stock,  $.001 par value; authorized 20,000,000 shares, 7,190,400
     shares issued and outstanding                                                                    7,200             7,200
  Additional paid in capital                                                                     24,892,200        24,892,200
  Accumulated deficit                                                                            (4,164,800)       (2,591,300)
  Less treasury stock, at cost, 5,500 shares                                                        (24,200)          (27,500)
                                                                                               ------------      ------------
     Total stockholders' equity                                                                  20,720,400        22,290,600
                                                                                               ------------      ------------

Total liabilities and stockholders' equity                                                     $ 52,561,500      $ 52,969,800
                                                                                               ============      ============


                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                              THREE MONTHS ENDED             PRO FORMA
                                                                  MARCH 31,              THREE MONTHS ENDED
                                                       ------------------------------        MARCH 31,
                                                           1997              1998              1997
                                                       ------------      ------------      ------------
Revenues:
   Resort ........................................     $ 10,101,500      $ 10,083,200      $ 10,101,500
   Entertainment .................................             --           4,189,600         1,543,500
                                                       ------------      ------------      ------------
     Total revenues ..............................       10,101,500        14,272,800        11,645,000
                                                       ------------      ------------      ------------

Operating expenses:
   Resort ........................................        7,523,100         7,694,300         7,523,100
   Entertainment .................................             --           3,711,600         1,567,500
   Depreciation and amortization .................          256,100           324,000           305,100
   Corporate expenses ............................          132,300           183,900           132,300
                                                       ------------      ------------      ------------
     Total operating expenses ....................        7,911,500        11,913,800         9,528,000
                                                       ------------      ------------      ------------

Income from operations ...........................        2,190,000         2,359,000         2,117,000
Equity in income of Joint Venture ................             --              90,500             8,000
Interest expense, net ............................         (411,400)         (454,600)         (442,400)
                                                       ------------      ------------      ------------

Income from continuing operations ................        1,778,600         1,994,900      $  1,682,600
                                                                                           ============

Loss from discontinued operations, including
    income tax benefit of $91,600 in 1998                        --          (421,400)
                                                       ------------      ------------

Net income........................................     $  1,778,600      $  1,573,500
                                                       ============      ============

Earnings per common share - basic:
   Income from continuing operations                   $        .39      $        .28      $        .23
   Loss from discontinued operations                             --              (.06)     ============
                                                       ------------      ------------
   Net income                                          $        .39      $        .22
                                                       ============      ============

Earnings per common share - diluted:
   Income from continuing operations                   $        .36      $        .25      $        .21
   Loss from discontinued operations                             --              (.05)     ============
                                                       ------------      ------------
   Net income                                          $        .36      $        .20
                                                       ============      ============


                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                ----------------------------
                                                                                   1997             1998
                                                                                -----------      -----------
Cash flows from operating activities:
   Net income                                                                   $ 1,778,600      $ 1,573,500
                                                                                -----------      -----------
     Adjustments to reconcile net income to net cash provided by continuing operations:
       Loss from discontinued operations                                               --            421,400
       Depreciation and amortization                                                253,800          324,000
       Undistributed earnings of Joint Venture                                         --            (90,500)
       Changes in assets and liabilities:
         Increase in accounts receivable                                           (624,000)        (442,200)
         Increase in inventory                                                         (600)        (102,100)
         (Increase) decrease in prepaid expenses and other current assets           (38,200)             600
         Decrease in accounts payable and accrued expenses                       (1,074,700)        (679,000)
                                                                                -----------      -----------
           Total adjustments                                                     (1,483,700)        (567,800)
                                                                                -----------      -----------
            Net cash provided by continuing operations                              294,900        1,005,700
                                                                                -----------      -----------

Cash flows from investing activities:
   Expenditures for property and equipment                                          (74,200)        (147,700)
   Increase in other assets                                                         (96,800)        (279,000)
                                                                                -----------      -----------
            Net cash used in investing activities                                  (171,000)        (426,700)
                                                                                -----------      -----------

Cash flows from financing activities:
   Purchase of treasury stock                                                          --             (3,300)
   Repayments of borrowings                                                        (164,000)        (970,400)
                                                                                -----------      -----------

            Net cash used in financing activities                                  (164,000)        (973,700)
                                                                                -----------      -----------

Net cash used in discontinued operations                                               --           (362,100)
                                                                                -----------      -----------

Net decrease in cash and cash equivalents                                           (40,100)        (756,800)

Cash and cash equivalents - beginning of period                                   2,660,000        3,369,300
                                                                                -----------      -----------

Cash and cash equivalents - end of period                                       $ 2,619,900      $ 2,612,500
                                                                                ===========      ===========

Cash paid during the period for interest                                        $   435,000      $   460,200
                                                                                ===========      ===========



                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of TBA Entertainment Corporation, a Delaware corporation, and its wholly owned and majority owned subsidiaries, including VAB Acquisition Corp. Inc., which acquired The Village at Breckenridge Resort (the "Breckenridge Resort") on April 29, 1996, Avalon Entertainment Group, Inc. ("AEG"), which the Company acquired on April 21, 1997 and AWC Acquisition Corp., Inc., a direct wholly owned subsidiary through which the Company acquired a 51% interest in a group of entities collectively referred to as Avalon West Coast ("AWC") on July 31, 1997 (collectively, the "Company"). The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 10(b) of Regulation S-B under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results of the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997 (the "1997 Form 10-KSB").

Certain prior period amounts have been reclassified to conform with the 1998 presentation. Such reclassifications had no impact on the Company's 1997 net income.

The acquisition of AEG was effective April 21, 1997 and the acquisition of a 51% interest in AWC was effective July 31, 1997. The pro forma unaudited consolidated statement of operations for the three-month period ended March 31, 1997 includes the results of operations of AEG assuming the acquisition of AEG had occurred effective January 1, 1997. No pro forma adjustments have been made for the results of operations of AWC before the July 31, 1997 acquisition date because the operations of those businesses being sold (Note 5) are reflected as discontinued operations.

2.       NET INCOME PER COMMON SHARE

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


                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                -------------------------
                                                                   1997           1998
                                                                ----------     ----------
Net income from continuing operations .....................     $1,778,600     $1,994,900

Weighted average common stock outstanding .................      4,590,400      7,190,400
                                                                ----------     ----------

Basic earnings per common share ...........................     $      .39     $      .28
                                                                ==========     ==========

Diluted Earnings Per Common Share:

Net income from continuing operations .....................     $1,778,600     $1,994,900
                                                                ----------     ----------
Weighted average common stock outstanding .................      4,590,400      7,190,400

Additional common stock resulting from dilutive securities:
  Preferred Stock .........................................        334,300        334,300
  Common stock to be issued in
    AEG transaction .......................................           --          445,400
                                                                ----------     ----------

Common stock and dilutive securities
outstanding ...............................................      4,924,700      7,970,100
                                                                ----------     ----------

Diluted earnings per common share .........................     $      .36     $      .25
                                                                ==========     ==========


Options and warrants to purchase 1,864,000 and 2,264,000 shares of common stock in 1997 and 1998, respectively, were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.

3.       AVALON ENTERTAINMENT GROUP, INC. ACQUISITION

Effective April 21, 1997 the Company acquired 100% of the common stock of Avalon Entertainment Group, Inc. The purchase price included a cash payment of $400,000 and the issuance of $2,480,000 of promissory notes ("AEG Notes") as of April 21, 1997, and a future contingent payment, to be paid in shares of common stock of the Company, based on 1997 earnings of AEG. The aggregate purchase price for AEG was not to exceed $7,200,000. In contemplation of the payment of the future contingent amount, the Company placed 809,800 shares of the Company's common stock into escrow on April 21, 1997. Including acquisition costs, the aggregate purchase price for AEG, recorded as of March 31, 1998, totaled $3,211,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The excess of the aggregate purchase price over fair market value of net liabilities assumed of $3,401,100, was recorded as goodwill and is being amortized over 20 years.

Subsequent to March 31, 1998 the Company and the sellers agreed upon the amount of the future contingent payment on a basis different than that set forth in the original purchase agreement. On May 13, 1998, 445,400 shares were released from escrow to the sellers with the balance of the common stock returned to the Company. The release of the 445,400 shares to the sellers will result in the recognition of additional purchase price for the acquisition of AEG of approximately $2,000,000. The additional purchase price will be allocated to goodwill and amortized over 20 years.

4.       INVESTMENT IN WARNER/AVALON JOINT VENTURE

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

AEG accounts for the investment using the equity method of accounting. Summary unaudited statements of operations data of Warner/Avalon used to determine the equity in income of Joint Venture, included in the accompanying pro forma statement of operations for the three months ended March 31, 1997 and the statement of operations for the three months ended March 31, 1998 are as follows:


                                            1997           1998
                                        ----------     ----------
              Revenues ............    $ 1,257,600     $1,888,000
              Net Income  .........    $    16,100     $  181,000


Summary unaudited balance sheet data of Warner/Avalon consists of the following as of March 31, 1998:


                    Current assets ..........     $2,137,100
                    Non-current assets ......        335,900
                    Current liabilities .....      2,261,200
                    Partners' capital .......        211,800


As of March 31, 1998, the Company had undistributed earnings from Warner/Avalon of $105,500.


5.       AVALON WEST COAST ACQUISITION AND DISPOSITION

Effective July 31, 1997, the Company acquired a 51% controlling interest in AWC, a group of entities affiliated with AEG. The remaining 49% of AWC was owned by a group of individuals who are officers and stockholders of the Company. The purchase price included a $7 million cash payment with proceeds from the Company's 1997 stock offering. Including acquisition costs, the total purchase price for AWC recorded as of March 31, 1998 is $7,862,900. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the date of acquisition.

On May 13, 1998 the Company sold its 51% controlling interest in certain of the AWC businesses to an unaffiliated third party (the "buyer") for $9,915,000 in cash before applicable transaction expenses. The individuals that owned the remaining 49% of AWC also sold their interest in these businesses to the buyer. The Company will recognize a one-time pre-tax gain in the second quarter of 1998 as a result of the sale of its interest in these businesses.

Net loss attributable to those businesses of AWC included in the sale to the buyer, are shown as discontinued operations in the accompanying consolidated statements of operations. The following is a summary of the revenue and expenses related to these businesses for the three months ended March 31, 1998:


                                                          Three Months
                                                             Ended
                                                         March 31, 1998
                                                          (unaudited)
                                                         --------------
          Revenues ..................................     $ 1,279,400
          Operating expenses ........................       2,157,300
          Depreciation and amortization .............         183,500
          Interest expense, net .....................          25,100
          Operating losses due from WAP
             partner ................................        (201,000)
          Income tax benefit ........................         (91,600)
          Minority interest in net loss of
             AWC ....................................        (372,500)
                                                          -----------
          Net loss attributable to the
             Company ................................     $  (421,400)
                                                          ===========

The components of the net assets of the businesses sold included in the accompanying consolidated balance sheet are as follows:


                                                                   March 31, 1998
                                                                   --------------
                                                                     (unaudited)
  Current assets:
           Cash and cash equivalents .........................     $   380,300
           Accounts receivable ...............................         615,700
           Other current assets ..............................         135,500

  Less current liabilities:
           Accounts payable ..................................         580,200
           Current portion of long-term debt .................         307,000
           Advance deposits ..................................       1,413,200
           Other accrued liabilities .........................         229,700
                                                                   -----------
  Net current liabilities ....................................     $ 1,398,600
                                                                   ===========

  Long-term assets:
           Property and equipment, net .......................     $11,839,000
           Other assets, net .................................         121,600


  Less long-term liabilities:
           Minority interest .................................       1,868,000
           Long-term debt, net of current
               portion .......................................         300,000
                                                                   -----------
  Net long-term assets .......................................     $ 9,791,800
                                                                   ===========


Effective April 1997, one of the entities comprising AWC entered into a partnership ("Western Amphitheater Partners" or "WAP") with Pavilion Partners. WAP was formed for the purpose of combining the operations of the Irvine Meadows Amphitheatre (owned by the Company) and Glen Helen Pavilion (owned by Pavilion Partners). Pursuant to the partnership agreement, each partner retained ownership of its respective amphitheater and shared equally in the net operating results of WAP. The Company's amphitheater operations comprise a portion of the AWC businesses sold.

Through the date of the sale, the Company was responsible for the day to day operational management of WAP and was responsible for procuring the artists for both amphitheaters. Accordingly, the operations of WAP have been consolidated in the accompanying consolidated statements of operations and are included in the discontinued operations of AWC described above. Pavilion Partners' 50% share of the WAP net loss was $201,000 for the three months ended March 31, 1998. In connection with the WAP partnership, AWC receives a fee for carrying out booking and logistical production of all events held at the two amphitheaters.

As of March 31, 1998, the accompanying consolidated balance sheet includes a receivable from Pavilion Partners of $374,600, representing cash receipts received by Glen Helen Pavilion not yet remitted to WAP, net of operating profits and losses attributable to Pavilion Partners. This amount is reflected in net current liabilities of discontinued operations.

6.       INCOME TAXES

The Company calculates and records the amounts of income taxes payable or refundable currently or in future years for temporary differences between the financial statement basis and income tax basis based on the current enacted tax laws. No provision for income taxes has been provided in the accompanying unaudited financial statements as the Company has net operating loss carryforwards to offset future net income. The deferred tax asset for the remaining net operating losses would be fully impaired as a result of the uncertainty as to their ultimate utilization. The Company expects to realize a portion of this in 1998 as a result of the sale of the AWC businesses (Note 5).

7.       SUBSEQUENT EVENT

In May 1998 the Company entered into a letter of intent to acquire 100% of the common stock of Corporate Productions, Inc. for approximately $5,000,000 to be paid in a combination of cash, common stock of the Company and notes payable. The Company expects to complete the acquisition in the second quarter of 1998.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and notes thereto included in the 1997 Form 10-KSB.

GENERAL

The following discussion summarizes the Company's financial condition, changes in financial condition and results of operations for the three months ended March 31, 1998 and 1997 and sets forth a summary of the Company's future prospects.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

The Company is a diversified entertainment company which currently operates in the resort and entertainment industries. The Company's resort operations include the Breckenridge Resort, which the Company acquired in April 1996, and a restaurant in Nashville, Tennessee which the Company opened in November 1994 and closed in November 1997 (the "Nashville Restaurant"). The revenues of the Breckenridge Resort are derived from room rentals, food and beverage sales, commercial leasing, travel services, entertainment events and ancillary departments at the Breckenridge Resort. The entertainment operations include Avalon Entertainment Group, Inc. which the Company acquired in April 1997. The Company's entertainment revenues are derived primarily from the production of Corporate Entertainment events, Corporate Meeting production and Event Merchandising. AEG also is a 50% joint venture partner in Warner/Avalon, which provides Entertainment Marketing programs.

To enhance comparability, the following discussion of the results of operations of the Company is presented on a pro forma basis to reflect the acquisition of AEG (acquired in April 1997) as though the acquisition had occurred as of January 1, 1997 for consolidated statements of operations purposes. The pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisition of AEG actually occurred as of January 1, 1997.

In July 1997, the Company acquired a 51% interest in AWC. In May 1998, the Company sold its 51% interest in AWC (other than ECM). Accordingly, the operating results of these businesses for the three months ended March 31, 1998 have been reported as discontinued operations. The pro forma results of operations for the three months ended March 31, 1997 discussed below do not include any pro forma adjustments for the results of operations of AWC before the July 31, 1997 acquisition date of AWC.

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

Comparison of Three Months Ended March 31, 1998 and 1997

Total revenues increased $2,627,800, or 23%, to $14,272,800 for the three months ended March 31, 1998 from $11,645,000 for the three months ended March 31, 1997.

Resort revenues remained relatively constant at $10,083,200 for the three months ended March 31, 1998 compared to $10,101,500 for the three months ended March 31, 1997 primarily resulting from increased revenues at the Breckenridge Resort of $514,000, offset by a decrease of $532,000 due to the closure of the Nashville Restaurant. Breckenridge Resort revenues increased primarily due to revenue growth at the Breckenridge Resort's travel company, as the Company sought to provide travel and recreation services to more visitors to the Breckenridge Resort. Rooms revenue remained relatively constant for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

The Breckenridge Resort experienced a 15% increase in the number of occupied room nights, offset by a 15% decrease in average daily rate. The increase in the number of occupied room nights is primarily attributable to a net increase of 25 living units and the continued aggressive marketing of the Breckenridge Resort. The decrease in average daily room rate results from the addition of 50 economy class living units at the end of 1997 and from heightened competition in the Colorado ski resort area.

Entertainment revenues increased $2,646,100, or 171%, to $4,189,600 for the three months ended March 31, 1998 from $1,543,500 for the three months ended March 31, 1997. The increase resulted primarily from the production of 36 additional Corporate Entertainment events, to 66 events produced in the three months ended March 31, 1998 compared to 30 events produced in the three months ended March 31, 1997 which were partially offset by a decrease in the average revenue per event, to $44,000 in 1998 compared to $51,000 for 1997. The remaining increase results primarily from new business created by AEG's corporate meeting production division which was established in late 1997. This division specializes in the design, development, production and staging of corporate meetings, presentations and special events. During the three months ended March 31, 1998, this division produced revenue of $1,186,700 from 10 events, or approximately $119,000 per event. Due to the nature of the work performed, the corporate meeting production division generated higher revenues per event than the corporate division.

Total operating expenses increased $2,385,800, or 25%, to $11,913,800 for the three months ended March 31, 1998 from $9,528,000 for the three months ended March 31, 1997.

Resort operating expenses increased $171,200, or 2%, to $7,694,300 for the three months ended March 31, 1998 from $7,523,100 for the three months ended March 31, 1997 primarily resulting from increased operating expenses at the Breckenridge Resort of $645,000, offset by a decrease of $474,300 due to the closure of the Nashville Restaurant. Breckenridge Resort operating expenses, as a percent of Breckenridge Resort revenues, increased to 76% for the three months ended March 31, 1998 from 73% for the three months ended March 31, 1997. The increase was primarily due to the relative fixed nature of specific operating expenses per occupied room night as compared to lower revenue per occupied room night (average daily rate) and the 39% increase in activity in the Breckenridge Resort's travel company which operating expenses represent in excess of 90% of travel company revenues.

Entertainment operating expenses increased $2,144,100, or 137%, to $3,711,600 for the three months ended March 31, 1998 from $1,567,500 for the three months ended March 31, 1997. Direct costs of producing corporate entertainment events increased $816,700, or 68%, to $2,013,900 for the three months ended March 31, 1998 from $1,197,200 for the three months ended March 31, 1997. The increase in direct costs was due to the increase in the number of events produced. Direct costs, as a percentage of revenues decreased to 69% for the 1998 period from 78% for the 1997 period. The decrease was primarily due to the production of several large corporate entertainment events at higher profit margins for the three months ended March 31, 1998. During the three months ended March 31, 1998, operating expenses related to the corporate meeting production division were approximately $736,100. Direct costs as a percentage of revenue for corporate meeting production events was 62%. Due to the nature of the work performed, the corporate meeting production division generated lower direct costs per event than the corporate entertainment division. Other entertainment operating expenses increased $591,300 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 primarily due to development of the corporate meeting production division and salary and related expense increases associated with the increased number of corporate entertainment events.

Corporate expenses increased $51,600, or 39%, to $183,900 for the three months ended March 31, 1998 from $132,300 for the three months ended March 31, 1997, primarily as a result of increased operating expenses associated with the growth of the Company.

Depreciation and amortization increased $18,900, or 6%, to $324,000 for the three months ended March 31, 1998 from $305,100 for the three months ended March 31, 1997. The increase results primarily from depreciation of additional property and equipment purchased by the Breckenridge Resort.

Equity income from AEG's 50% joint venture interest in Warner/Avalon increased $82,500 to $90,500 for the three months ended March 31, 1998 from $8,000 for the three months ended March 31, 1997. Revenues for Warner/Avalon increased $630,400, or 50%, to $1,888,000 for the three months ended March 31, 1998 from $1,257,600 for the three months ended March 31, 1997. The increase results primarily from the production of one large single day Entertainment Marketing event in 1998 representing $1,888,000 of revenues, which was partially offset by a $1,257,600 decrease in revenues due to the loss of an Entertainment Marketing tour in 1998. Direct costs of producing entertainment marketing programs increased $540,300, or 57%, to $1,483,800 for the three months ended March 31, 1998 from $943,500 for the three months ended March 31, 1997. Direct costs, as a percentage of revenues, increased to 79% for the three months ended March 31, 1998 from 75% for the three months ended March 31, 1997. The increase results because direct costs of large single day Entertainment Marketing events are generally higher than direct costs for tours. Other general and administrative expenses for Warner/Avalon decreased $102,000 for the three months ended March 31, 1998 compared to the year ended March 31, 1997 primarily due to a restructuring of the Entertainment Marketing division cost centers which results in certain personnel and other overhead costs being allocated directly to specific events. As a result, certain costs which were classified as general and administrative costs in 1997 are now being classified as direct costs.

Net interest expense increased $12,200, or 3%, to $454,600 for the three months ended March 31, 1998 from $442,400 for the three months ended March 31, 1997, due primarily to principal payments made on the Breckenridge Resort's long-term debt which decreased the average outstanding debt balance, offset by $2,600,000 of increased borrowings in connection with the acquisition of AEG.

Net income from continuing operations increased $312,300, to net income of $1,994,900 for the three months ended March 31, 1998 from net income of $1,682,600 for the three months ended March 31, 1997 due to the reasons described above.

Discontinued Operations

On May 13, 1998, the Company sold its 51% interest in certain of the AWC businesses. The individuals that owned the remaining 49% of AWC also sold their interest in these businesses. In accordance with generally accepted accounting principles, the operations of these businesses have been classified as discontinued operations in the consolidated financial statements. Operating results, net short-term liabilities, net long-term assets and other information for discontinued operations appear in the note to financial statements captioned "Avalon West Coast Acquisition and Disposition."

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had cash and cash equivalents of $2,612,500 and a working capital deficit of $2,076,300, excluding the net working capital deficit of discontinued operations of $1,398,600 and including $1,346,000 of current portion of long-term debt. Cash provided by continuing operations was $1,005,700 for the three months ended March 31, 1998 compared to $294,900 for the three months ended March 31, 1997. Primary sources of the 1998 and 1997 cash provided by continuing operations related to the Company's improved net income from continuing operations. The sources of cash from operations were partially offset by increases in accounts receivable and decreases in accounts payable and accrued liabilities.

Cash used in investing activities for the three months ended March 31, 1998 was $426,700 and includes the purchase of property and equipment primarily at the Breckenridge Resort and an increase in other assets which are primarily costs incurred in contemplation of the AWC disposition. Cash used in investing activities for the three months ended March 31, 1997 was $171,000 and includes the purchase of property and equipment primarily at the Breckenridge Resort and an increase in other assets which are primarily related to the acquisition of AEG.

Cash used in financing activities for the three months ended March 31, 1998 and 1997 was $973,700 and $164,000, respectively, and is primarily related to the repayments of borrowings.

In April 1997, the Company acquired AEG for aggregate consideration of $3,211,000, including transaction related costs. The primary sources of funds for the AEG acquisition were operating cash flows and the issuance of $2,480,000 of notes payable to the sellers of AEG ("AEG Notes") (see Note 3). In November 1997, the Company borrowed $2,600,000 from a bank, the proceeds from which were used to repay $1,980,000 of the AEG Notes in 1997. The remaining $500,000 of AEG Notes were repaid in January 1998.

In July 1997, the Company acquired a 51% interest in a group of entities comprising AWC for aggregate consideration of $7,863,000, including transaction related costs. To fund this acquisition, the Company completed a public offering of 2,600,000 shares of common stock generating net proceeds of $8,129,000. The remaining net proceeds from this offering were used for working capital purposes. On May 13, 1998, the Company sold its 51% controlling interest in certain of the AWC businesses for $9,915,000 in cash before applicable transaction expenses. (See Note 5)

In November 1997, the Company entered into an agreement with an existing mortgage note holder to refinance $10,723,000 of mortgage notes payable. In connection with the refinancing, the Company increased its borrowings to $14,600,000 from this lender and extended the amortization period of the loan. The new loan provides for (i) the amortization of principal and interest payments over a period of 20 years for the first three years of the loan and over a period of 12 years for the remaining four years of the loan, (ii) the accrual of interest at 9% for the first three years and the lender's base rate plus .5% for the remaining four years of the loan and (iii) the repayment of all principal and accrued interest in November 2004. The increased borrowings under the new loan and cash flow from operations were used to repay $4,374,000 of other indebtedness of the Company in 1997.

In connection with the acquisition of the Breckenridge Resort, the Company agreed to repurchase up to 86,200 shares of the Company's Common Stock owned by certain prior owners of the Breckenridge Resort at $5.00 per share and agreed to pay a fee of $97,000 to one of the former owners of the Breckenridge Resort. During 1997, the Company repurchased 4,800 shares for aggregate consideration of $24,200. In April, 1998, the Company purchased an additional 42,200 shares for aggregate consideration of $211,000. The Company is currently negotiating with the holders of the remaining shares subject to the repurchase as to the timing of such repurchase.

In November 1997, the Company ceased operations at the Nashville Restaurant. Management of the Company is currently evaluating the future use or sale of this facility. In May 1998 the Company sold its 51% interest in AWC to an unaffiliated third party for cash. The Company will realize a one-time pre-tax gain as a result of this sale. The Company is also engaged in preliminary negotiations regarding the potential disposition of the Breckenridge Resort. The Company believes that the disposition of this asset would be material to the Company's operations and financial position.

In 1998, the Company expects to continue its aggressive growth strategy in certain sectors of the entertainment industry. In May 1998, the Company signed a letter of intent to acquire 100% of the common stock of Corporate Productions, Inc., for approximately $5,000,000 to be paid in a combination of cash, common stock of the Company and notes payable. The Company expects to complete this acquisition in the second quarter of 1998. The Company anticipates that other business acquisitions made by the Company in 1998 will also be completed through a combination of cash, notes payable issued to the sellers and the issuance of common stock of the Company to the sellers. Management believes that cash flow from operations and proceeds from the sale of certain of the businesses of AWC, together with future issuances of its equity and debt securities, will be adequate to fund the operations and expansion plans of the Company in 1998. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may incur, from time to time, additional short- and long-term bank indebtedness. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates and general economic conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms acceptable to the Company. To the extent that the Company is able to finance its growth through external sources of capital, the Company intends to continue to grow its operations through additional acquisitions. Even if the Company is able to secure external financing sources for its growth plans, there can be no assurance that the Company will be able to acquire any additional businesses or assets, that any businesses or assets that are acquired will be or will become profitable or the Company will be able to effectively integrate any such businesses into its existing operations.

Year 2000

The Company has assessed and continues to assess the impact of the Year 2000 issue on its reporting systems and operations. Based on existing operations, the Company does not expect this issue to have any material effect on its business. To date the Company has not incurred any costs to address this issue and does not expect to in the future.

Forward-Looking Statements

The foregoing discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the acquisition of certain businesses and the consummation of future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were voted upon by the stockholders of the Company during the quarter ended March 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         __       Exhibits:

                           Exhibit 27       Financial Data Schedule

         __       Form 8-Ks filed during the quarterly period ended
                  March 31, 1998:

                           None

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Hickory Valley, Tennessee, on the 15th day of May, 1998.

                          TBA ENTERTAINMENT CORPORATION



                          By: /s/ Thomas Jackson Weaver III
                              -------------------------------------------------
                              Thomas Jackson Weaver III
                              Chairman of the Board and Chief Executive Officer

                          By: /s/ Bryan J. Cusworth
                              -------------------------------------------------
                              Bryan J. Cusworth
                              Chief Financial Officer

                                INDEX TO EXHIBITS


   EXHIBIT                        NUMBERED
   NUMBER                        DESCRIPTION                         PAGE
   ------                        -----------                         ----

    27                     Financial Data Schedule
