Form 10QSB
period 1998-06-30
TBA ENTERTAINMENT CORP
filed 1998-08-14
CIK 913201

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.
                                      20549

                                   FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
1934

                  For the quarterly period ended June 30, 1998

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

As of August 3, 1998, the Registrant had outstanding 7,763,140 shares of Common Stock, par value $.001 per share.


Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                    -----

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                   FORM 10-QSB


                                TABLE OF CONTENTS



                         PART I - Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets................................................ 3
         Consolidated Statements of Operations...................................... 4
         Consolidated Statements of Cash Flows...................................... 5
         Notes to Consolidated Financial Statements................................. 6

Item 2.  Management's Discussion and Analysis or Plan of Operation..................12


                           PART II - Other Information


Item 6.  Exhibits and Reports on Form 8-K...........................................18

Signatures.......................................................................... X

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           Consolidated Balance Sheets


                                                                                 DECEMBER 31,          JUNE 30,
                                                                                    1997                1998
                                                                                 ------------      ------------
                                                                                                    (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents ...............................................     $    978,600      $  8,552,100
   Accounts receivable .....................................................          507,600           651,600
   Inventories .............................................................           16,900            86,700
   Prepaid expenses and other current assets ...............................          275,700           343,900
                                                                                 ------------      ------------
         Total current assets ..............................................        1,778,800         9,634,300

Property and equipment, net ................................................          137,800           280,700

Investment in Joint Venture ................................................           15,100           395,800

Other assets, net:
   Net long-term assets of discontinued operations .........................       22,399,800        13,689,700
   Goodwill ................................................................        3,306,200         6,838,300
   Other ...................................................................           29,600            97,900
                                                                                 ------------      ------------
Total assets ...............................................................     $ 27,667,300      $ 30,936,700
                                                                                 ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable and accrued liabilities ................................     $    698,100      $  1,562,000
   Advance deposits and deferred revenue ...................................          756,300         2,029,200
   Notes payable to stockholders ...........................................          500,000                --
   Net current liabilities of discontinued operations ......................        2,392,500           250,100
   Current portion of long-term debt .......................................          563,300           570,000
                                                                                 ------------      ------------
         Total current liabilities .........................................        4,910,200         4,411,300

Long-term debt, net of current portion .....................................        2,036,700         1,726,700
                                                                                 ------------      ------------
Total liabilities ..........................................................        6,946,900         6,138,000
                                                                                 ------------      ------------


Stockholders' equity:
   Preferred stock, $.001 par value; authorized 1,000,000 shares, 334,300 of
         Series A convertible preferred stock issued
         and outstanding, $10,000 liquidation preference ...................           10,000            10,000
   Common stock, $.001 par value; authorized 20,000,000 shares,
        7,190,400 and 7,810,800 shares issued and outstanding,
        respectively .......................................................            7,200             7,800
   Additional paid - in capital ............................................       24,892,200        27,427,900
   Accumulated deficit .....................................................       (4,164,800)       (2,408,500)
   Less treasury stock, at cost, 4,800 and 47,700 shares
        respectively .......................................................          (24,200)         (238,500)
                                                                                 ------------      ------------
Total stockholders' equity .................................................       20,720,400        24,798,700
                                                                                 ------------      ------------
Total liabilities and stockholders' equity .................................     $ 27,667,300      $ 30,936,700
                                                                                 ============      ============

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (SEE NOTE 1)


                                                                         Three Months Ended                   Six Months Ended
                                                                               June 30,                           June 30,
                                                                     ----------------------------      ----------------------------
                                                                         1997             1998             1997              1998
                                                                     -----------      -----------      -----------      -----------
                                                                              (unaudited)                      (unaudited)
Revenue ........................................................     $ 1,491,400      $ 2,926,800      $ 1,491,400      $ 7,116,300
Costs related to revenue .......................................       1,105,700        2,046,800        1,105,700        4,830,500
                                                                     -----------      -----------      -----------      -----------

         Gross profit ..........................................         385,700          880,000          385,700        2,285,800

General and administrative expense .............................         611,100        1,113,100          716,500        2,225,000
Depreciation and amortization expense ..........................          78,600           96,400           78,600          154,200
Equity in income of Joint Venture ..............................        (424,300)        (290,300)        (424,300)        (380,800)
Minority interest ..............................................              --          (36,000)              --          (36,000)
Interest expense, net ..........................................          51,800           47,900           51,800           93,400
                                                                     -----------      -----------      -----------      -----------

Income (loss) from continuing operations .......................          68,500          (51,100)         (36,900)         230,000
                                                                     -----------      -----------      -----------      -----------

Discontinued operations (Notes 5 and 7):
     (Loss)income from operations, including income
     tax benefit of $98,300 and $189,900 for the three
     and six months ended June 30. 1998, respectively ..........        (758,300)      (1,011,400)       1,125,700          280,900
     Gain on disposition of discontinued operations ............              --        1,245,400               --        1,245,400
                                                                     -----------      -----------      -----------      -----------
    Net (loss) income from discontinued operations .............        (758,300)         234,000        1,125,700        1,526,300
                                                                     -----------      -----------      -----------      -----------


Net (loss) income ..............................................     $  (689,800)     $   182,900      $ 1,088,800      $ 1,756,300
                                                                     ===========      ===========      ===========      ===========

Earnings per common share - basic:
      Income (loss) from continuing operations .................     $       .01      $      (.01)     $      (.01)     $       .03
      Net (loss) income from discontinued operations ...........            (.16)             .03              .25              .21
                                                                     -----------      -----------      -----------      -----------

Net (loss) income ..............................................     $      (.15)     $       .02      $       .24      $       .24
                                                                     ===========      ===========      ===========      ===========

Earnings per common share - diluted:
      Income (loss) from continuing operations .................     $       .01      $      (.01)     $      (.01)     $       .03
      (Loss) income from discontinued operations ...............            (.14)             .03              .22              .19
                                                                     -----------      -----------      -----------      -----------

Net (loss) income ..............................................     $      (.13)     $       .02      $       .21      $       .22
                                                                     ===========      ===========      ===========      ===========




                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                           1997             1998
                                                                                       ----------------------------
                                                                                                (unaudited)
Cash flows from operating activities:
    Net income .....................................................................   $ 1,088,800      $ 1,756,300
                                                                                       -----------      -----------
         Adjustments to reconcile net income to net cash (used in) provided by continuing operations:
             Income from discontinued operations ...................................    (1,125,700)      (1,526,300)
             Depreciation and amortization .........................................        78,600          154,200
             Undistributed earnings of Joint Venture ...............................      (424,300)        (380,800)
             Changes in assets and liabilities:
                  Increase in accounts receivable ..................................       (17,600)        (143,900)
                  Increase in inventory ............................................            --          (69,700)
                  Decrease (increase) in other current assets.......................       263,600          (68,300)
                  Increase in other assets .........................................      (136,600)         (68,200)
                  (Decrease) increase in accounts payable and accrued liabilities ..      (200,700)         647,400
                  (Decrease) increase in advance deposits and deferred revenue .....      (302,100)       1,272,900
                                                                                        ----------      -----------
                    Total adjustments ..............................................    (1,864,800)        (182,700)
                                                                                        ----------      -----------
                      Net cash (used in) provided by continuing operations .........      (776,000)       1,573,600
                                                                                        ----------      -----------
Cash flows from financing activities:
    Proceeds from disposition of businesses, net of transaction costs ..............            --        9,060,000
    Expenditures for acquisition of businesses, net of cash acquired ...............       486,200       (1,107,800)
    Advances to Joint Venture ......................................................      (250,000)              --
    Expenditures for property and equipment ........................................       (10,100)        (185,100)
                                                                                        ----------      -----------
                      Net cash provided by investing activities ....................       226,100        7,767,100
                                                                                        ----------      -----------
Cash flows from financing activities:
      Purchase of treasury stock ...................................................            --         (214,400)
      Repayments of borrowings .....................................................            --         (803,300)
                                                                                        ----------      -----------
                      Net cash used in financing activities ........................            --       (1,017,700)
                                                                                        ----------      -----------
Net cash provided by (used in) discontinued operations .............................       470,300         (749,500)
                                                                                        ----------      -----------
Net (decrease) increase in cash and cash equivalents ...............................       (79,600)       7,573,500

Cash and cash equivalents - beginning of period ....................................       182,100          978,600
                                                                                        ----------      -----------
Cash and cash equivalents - end of period ..........................................    $  102,500      $ 8,552,100
                                                                                        ----------      -----------
Cash paid during the period for interest ...........................................    $       --      $    93,400
                                                                                        ==========      ===========

Supplemental disclosure of non-cash investing and financing activities:
  The Company issued notes payable totalling $2,480,000 in connection with the acquisition of AEG in April 1997.

The Company issued 175,000 shares of common stock valued at $754,700 in June 1998 in connection with the acquisition of TSA.




                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements include the accounts of TBA Entertainment Corporation, a Delaware corporation, and its wholly owned subsidiaries including Avalon Entertainment Group, Inc., which the Company acquired on April 21, 1997 (Note 3), Eric Chandler Merchandising, Inc., which the Company acquired a 51% interest on July 31, 1997 and the remaining 49% interest on May 13, 1998 and Titley Spalding and Associates, LLC which the Company acquired on June 18, 1998 (Note 6) (collectively, the "Company").

In May 1998, the Company sold its 51% interest in a group of entities collectively referred to as Avalon West Coast ("AWC"), which the Company acquired on July 31, 1997 (Note 5). In May 1998, the Company also entered into a contract to sell the property and equipment associated with a restaurant the Company operated until November 1997 in Nashville, Tennessee (Note 7). On
August 12, 1998, the Company sold 100% of the outstanding common stock of VAB Acquisition Corp., a wholly owned subsidiary that acquired the Breckenridge Resort in April 1996 (Note 7). The sale of these businesses has resulted in the reclassification of the operating results of these businesses to discontinued operations for all periods presented. In addition, the assets and liabilities of these businesses have been reclassified to net long-term assets of discontinued operations and net short-term liabilities of discontinued operations.

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

Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997 (the "1997 Form 10-KSB").

Certain prior period amounts have been reclassified to conform with the 1998 presentation. Such reclassifications had no impact on the Company's 1997 net income.

2.       NET INCOME PER COMMON SHARE

In February 1997, Statement of Financial Accounting standards No, 128, "Earnings Per Share" ("SFAS 128") was issued. Under SFAS 128, basic earnings per share ("basic EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. SFAS 128 replaces fully diluted EPS with EPS assuming dilution ("diluted EPS"). SFAS 128 did not impact the Company's previously reported earnings per share. The Company calculates diluted EPS assuming all securities or other contracts to issue common stock are exercised or converted into common stock at the beginning of the year (or the time of issuance, if later). The following table reconciles the computation of basic EPS to diluted EPS.

                                                                    Three Months Ended               Six Months Ended
                                                                         June 30,                         June 30,
                                                                ---------------------------      ----------------------------
                                                                    1997           1998             1997              1998
                                                                -----------     -----------      -----------      -----------
                                                                        (unaudited)                      (unaudited)
Basic earnings (loss) per common share:
Income (loss) from continuing operations ..................     $    68,500     $   (51,100)     $   (36,900)     $   230,000

Weighted average common stock outstanding .................       4,590,400       7,443,600        4,590,400        7,317,700
                                                                -----------     -----------      -----------      -----------

Basic earnings (loss) per common share ....................     $       .01     $      (.01)     $      (.01)     $       .03
                                                                ===========     ===========      ===========      ===========

Diluted earnings (loss) per common share:
Income (loss) from continuing operations ..................     $    68,500     $   (51,100)     $   (36,900)     $   230,000
                                                                -----------     -----------      -----------      -----------

Weighted average common stock outstanding .................       4,590,400       7,443,600        4,590,400        7,317,700

Additional common stock resulting from dilutive securities:
  Preferred Stock .........................................         334,300         334,300          334,300          334,300
  Weighted average common stock issued in
      connection with AEG acquisition .....................         347,500         215,300          174,700          329,700
                                                                -----------     -----------      -----------      -----------

Common stock and dilutive securities
     outstanding ..........................................       5,272,200       7,993,200        5,099,400        7,981,700
                                                                -----------     -----------      -----------      -----------

Diluted earnings (loss) per common share ..................     $       .01     $      (.01)     $      (.01)     $       .03
                                                                ===========     ===========      ===========      ===========

Options and warrants to purchase 2,134,000 and 2,589,000 shares of common stock in 1997 and 1998, respectively, were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.

3.       AVALON ENTERTAINMENT GROUP, INC. ACQUISITION

Effective April 21, 1997, the Company acquired 100% of the common stock of Avalon Entertainment Group, Inc. ("AEG") The purchase price included a cash payment of $400,000 and the issuance of $2,480,000 of promissory notes ("AEG Notes") as of April 21, 1997, and a future contingent payment, to be paid in shares of common stock of the Company, based on the 1997 earnings of AEG. The aggregate purchase price for AEG was not to exceed $7,200,000. In contemplation of the payment of the future contingent amount, the Company placed 809,800 shares of the Company's common stock into escrow on April 21, 1997. In May 1998, the Company and the sellers agreed upon the amount of the future contingent payment on a basis different than that set forth in the original purchase agreement. On May 13, 1998, 445,400 shares were released from escrow to the sellers with the balance of the common stock returned to the Company. The release of the 445,400 shares to the sellers resulted in the recognition of additional purchase price for the acquisition of AEG of $1,781,600.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The excess of the aggregate purchase price over fair market value of net liabilities assumed of $5,182,700, was recorded as goodwill and is being amortized over 20 years.

4.        INVESTMENT IN WARNER/AVALON JOINT VENTURE

AEG owns a 50% interest in a joint venture with Warner Custom Music Corp. The joint venture, Warner/Avalon, develops and coordinates live, sponsored music entertainment marketing tours and programs, and related projects, and generates revenues primarily from third party corporate sponsorships. Warner/Avalon recognizes revenue by amortizing the contract sponsorship funds over the life of the related programs, which may range from single day events to tours lasting several months.

AEG accounts for the investment using the equity method of accounting. Summary unaudited statements of operations data of Warner/Avalon used to determine the equity in income of Joint Venture, included in the accompanying statements of operations for the three and six months ended June 30, 1997 and 1998, respectively, are as follows:


                                               Three Months Ended           Six Months Ended
                                                   June 30,                     June 30,
                                          -------------------------     -------------------------
                                             1997           1998            1997          1998
                                          ----------     ----------     ----------     ----------
                                                 (unaudited)                   (unaudited)
            Revenue .................     $6,714,000     $2,678,000     $6,714,000     $4,566,000
            Net Income ..............        849,000        581,000        849,000        762,000

Summary unaudited balance sheet data of Warner/Avalon consists of the following as of June 30, 1998:

                                                            As of
                                                        June 30, 1998
                                                        -------------
                                                         (unaudited)
            Current assets ..........................     $3,624,000
            Non-current assets ......................        311,000
            Current liabilities .....................      3,143,000
            Partners' capital .......................        792,000


5.        AVALON WEST COAST ACQUISITION AND DISPOSITION

Effective July 31, 1997, the Company acquired a 51% controlling interest in AWC, a group of entities affiliated with AEG. The remaining 49% of AWC was owned by a group of individuals who became officers and stockholders of the Company. The purchase price included a $7 million cash payment with proceeds from the Company's 1997 stock offering. Including acquisition costs, the total purchase price for AWC was $7,862,900. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the date of acquisition.

On May 13, 1998 the Company sold its 51% controlling interest in certain of the AWC businesses to an unaffiliated third party (the "buyer") for $9,915,000 in cash before applicable transaction expenses. The individuals that owned the remaining 49% of AWC also sold their interest in these businesses to the buyer. The Company recognized a one-time pre-tax gain in the three months ended June 30, 1998 of $1,445,000 as a result of the sale of its interest in these businesses.

Net losses attributable to those businesses of AWC included in the sale to the buyer through the May 13, 1998 sale date, are shown as discontinued operations in the accompanying consolidated statements of operations. The following is a summary of the revenue and expenses related to these businesses for the three and six months ended June 30, 1998.

                                                      Three  Months Ended          Six Months Ended
                                                         June 30, 1998               June 30, 1998
                                                     ----------------------       -------------------
                                                                         (unaudited)
            Revenues ...............................     $ 1,183,400                  $ 2,462,800

            Operating expenses, net ................       1,622,700                    3,579,000
            Depreciation and amortization ..........          78,100                      261,600
            Interest expense, net ..................          11,500                       36,600
            Income tax benefit .....................         (98,200)                    (189,800)
            Minority interest in net
                  loss of AWC ......................        (179,600)                    (552,100)
                                                         -----------                  -----------

            Net loss attributable to the Company ...     $  (251,100)                 $  (672,500)
                                                         ===========                  ===========

6. TITLEY SPALDING & ASSOCIATES, LLC ACQUISITION

On June 18, 1998 the Company acquired 100% of the membership interests of Titley Spalding & Associates, LLC ("TSA") for cash, stock and future contingent consideration. The maximum purchase price is approximately $7,500,000. TSA operates primarily in the artist management business. At closing the Company paid $1,000,000 cash and issued 175,000 shares of the Company's stock valued at $754,700. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the date of acquisition. Substantially all of the purchase price has been recorded as goodwill and is being amortized over a 10 year period.

During the remainder of 1998 and continuing through a portion of 2003 (the "Earnout Period"), the sellers of TSA will be paid additional sales price consideration based on the earnings of TSA during each of the years in the Earnout Period, up to a maximum of $5,755,000 in additional purchase price consideration. In 1998, the additional purchase price will be paid entirely in cash. Subsequent to 1998, the additional purchase price will be paid 60% in cash and 40% in notes payable which are payable in semi-annual installments with 8% interest over a 5 year period. Additional consideration paid during the Earnout Period will be recorded as goodwill and amortized over the remaining period of the original 10 year amortization period which commenced on the acquisition date.

Each of the principals of TSA has entered into employment agreements with the Company. Operating results for TSA for the period from the closing date to June 30, 1998 were not significant.

7. SUBSEQUENT EVENTS

Acquisitions:

    Corporate Productions, Inc.
    ---------------------------

In August 1998 the Company acquired 100% of the common stock of Corporate Productions, Inc. ("CPI") , for a maximum aggregate purchase price of approximately $5,000,000. CPI is engaged in the corporate communications and entertainment business. The purchase price paid at closing included a cash payments of $1,450,000, the issuance of 413,900 shares of common stock of the Company valued at $2,000,000 and the issuance of a $1,550,000 in aggregate amount of promissory notes ("CPI Notes"). The principal amount of the CPI Notes is subject to reduction based on the earnings of CPI during each of the years 1998 through 2000. The CPI Notes, as adjusted, accrues interest at 8% per annum and is payable in three equal annual installments of principal plus accrued interest, commencing August 2001. The CPI Notes are secured by a pledge of the CPI common stock. The principles of CPI have entered into employment agreements with the Company through 2002.

    Image Entertainment Productions, Inc.
    -------------------------------------

In July 1998, the Company entered into a letter of intent to acquire 100% of the common stock of Image Entertainment Productions, Inc. ("Image"), for a maximum aggregate purchase price of $1,375,000. Image is also engaged in the corporate communications and entertainment business. The purchase price to be paid at closing includes a cash payment of $687,000, the issuance of shares of common stock of the Company having a value of $230,000 and the issuance of a $458,000 promissory note ("Image Note"). The principal amount of the Image Note is subject to reduction based on the earnings of Image during each of the years 1999 through 2000. The Image Note, as adjusted, accrues interest at 8% per annum and is payable in two installments of principal plus accrued interest equal to 65% of the Image Note on March 31, 2000 and the remainder on March 31, 2001. The former owner of Image will enter into an employment agreement with the Company. The acquisition of Image is expected to close in the third quarter of 1998.

Dispositions:

    Breckenridge Resort
    -------------------

In July 1998, VAB Acquisition Corp. ("VABAC"), a wholly owned subsidiary of the Company and owner and operator of the Breckenridge Resort, entered into an agreement with an unaffiliated third party developer (the "Development Agreement"). Pursuant to the Development Agreement, VABAC agreed to sell a portion of the assets comprising the Breckenridge Resort to the Developer for $10,000,000. The sale is contingent upon the Developer receiving approval of its development plan. The sale of these assets is expected to close in 1999.

In a simultaneous transaction, the Company entered into an agreement to sell 100% of the common stock of VABAC to a subsidiary of Vail Resorts, Inc. ("Vail") for $34,000,000. Vail, by virtue of its acquisition of VABAC, also acquired the rights and obligations related to the Development Agreement. The sale of the common stock of VABAC was consummated on August 12, 1998. The proceeds from the sale were distributed as follows: $19,762,300 to repay indebtedness at the Breckenridge Resort, $3,000,000 to an escrow account, $11,013,700 to the Company and the remainder to pay closing costs. The Company will be entitled to the $3,000,000 held in escrow upon the sale of the assets pursuant to the Development Agreement. Upon receipt of the $3,000,000 held in escrow in 1999, the Company expects to recognize a one-time pre-tax gain as a result of the sale of VABAC.

    Nashville Country Club Restaurant
    ---------------------------------

The Company has entered into an agreement to sell substantially all of the assets of the Nashville restaurant to an unaffiliated third party for $3,450,000. The assets include the Company's leasehold interest in land on which the Nashville restaurant is located, the building and equipment and an adjacent parking structure. In contemplation of the sale the Company has entered into an agreement to acquire the parking structure for $1,225,000. The Company will also exercise its option to acquire the leasehold interest as of the closing date for approximately $733,000. The closing of these transactions is expected to occur in the fourth quarter of 1998.

As a result of the Company's decision to sell substantially all of the assets of the Breckenridge Resort and the Nashville restaurant, which previously comprised the Company's Resort Division, the operations of the Resort Division have been reclassified to discontinued operations for all periods presented. In addition, the assets and liabilities of the Resort Division have been reclassified to net long-term assets of discontinued operations and net short-term liabilities of discontinued operations. The following is a summary of the revenue and expenses related to these businesses for the three and six months ended June 30, 1997 and 1998:

                                                     Three Months Ended                Six Months Ended
                                                            June 30,                         June 30,
                                                 ----------------------------      ---------------------------
                                                     1997             1998             1997            1998
                                                 -----------      -----------      -----------     -----------
                                                          (unaudited)                     (unaudited)
            Revenue ........................     $ 3,572,000      $ 3,726,000      $13,673,500     $13,809,200
            Operating expenses .............       3,628,300        3,770,800       11,178,300      11,465,200
            Depreciation and Amortization ..         255,800          287,200          512,000         553,400
            Interest expense, net ..........         446,200          428,300          857,500         837,200
                                                 -----------      -----------      -----------     -----------
            Net income (loss) ..............     $  (758,300)     $  (760,300)     $ 1,125,700     $   953,400
                                                 ===========      ===========      ===========     ===========

         The components of the net assets and liabilities of the Resort Division included in discontinued operations are as follows:


                                                                                June 30, 1998
                                                                                 -----------
                                                                                 (unaudited)
            Current assets:
                     Cash and cash equivalents .............................     $   386,300
                     Accounts receivable ...................................         811,400
                     Inventories ...........................................         347,400
                     Other current assets ..................................         217,600

            Less current liabilities:
                     Accounts payable ......................................         305,700
                     Advance deposits ......................................         578,000
                     Other accrued liabilities .............................       1,129,100
                                                                                 -----------
            Net short-term liabilities of discontinued operations ..........     $   250,100
                                                                                 ===========
            Long-term assets:
                     Property and equipment, net ...........................     $33,079,800
                     Other assets, net .....................................       1,158,200

            Less long-term liabilities:
                     Long-term debt, net of current portion ................      20,548,300
                                                                                 -----------

            Net long-term assets of discontinued
                     of operations .........................................     $13,689,700
                                                                                 ===========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The purpose of the following discussion and analysis is to explain the major factors and variances between periods of the Company's results of operations. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and notes thereto included in the 1997 Form 10-KSB.

Introduction

The Company is a diversified communications and entertainment company that produces a broad range of business communications, meeting production and entertainment services for corporate meetings and events, develops and produces integrated music marketing programs and special events, manages music artists and develops and executes merchandising programs for large-scale entertainment and sporting events. The Company's current operations are conducted through Avalon Entertainment Group, Inc. ("AEG"), acquired on April 21, 1997, Eric Chandler Merchandising, Inc. ("ECM"), 51% of which was acquired on July 31, 1997 and the remaining 49% on May 13, 1998, and Titley Spaulding & Associates LLC ("TSA"), acquired on June 18, 1998. The Company acquired Corporate Productions Inc. on August 11, 1998 and expects to acquire Image Entertainment Productions, Inc. in the third quarter of 1998. Both of these companies are engaged in corporate communications and entertainment businesses.

In July 1997, the Company acquired a 51% controlling interest in another group of entertainment companies involved in concert promotion and amphitheater operations. In May 1998, the Company sold these operations to SFX Entertainment, Inc. Accordingly, the operations of these businesses are reported as discontinued operations for the three- and six-month periods ended June 30, 1998.

The Company was also previously engaged in the Resort business through the operation of a restaurant in Nashville, Tennessee and the Village at Breckenridge Resort (the "Breckenridge Resort"). The Nashville Restaurant opened in November 1994 and closed in November 1997. The Company has entered into an agreement to sell the Nashville Restaurant, which sale is expected to close in the fourth quarter of 1998. The Breckenridge Resort was acquired on April 29, 1996. On August 12, 1998, the Company sold the Breckenridge Resort to a subsidiary of Vail Resorts, Inc. Accordingly, the operations of the Nashville restaurant and the Breckenridge Resort are reported as discontinued operations for all periods presented.

General

The majority of the Company's revenues are currently derived from the production of corporate meetings and entertainment events. Generally, revenue is recognized when the services are completed for the corporate meeting or event. Costs of individual event productions are deferred and expensed as revenue is recognized. The Company also receives revenue in the form of commissions earned from the management of artists and from merchandising activities.

Comparison of the Six Months Ended June 30, 1998 and 1997:

The 1997 period includes the results of operations for AEG from the April 21, 1997, acquisition date, to June 30, 1997, whereas the 1998 period includes the results of operations for AEG from January 1, 1998 to June 30, 1998.

Revenues increased $5,625,000, or 377%, to $7,116,000 for the 1998 period from $1,491,000 for the 1997 period. The increase resulted primarily from the production of 126 corporate entertainment and meeting events in the 1998 period compared to 28 events produced in the 1997 period. The increase in the number of shows is primarily attributable to an increase in the Company's sales force and the addition of corporate meeting event services in the 1998 period. In the 1997 period, the company produced primarily corporate entertainment events. The Company is aggressively pursuing larger corporate events with Fortune 1000 companies. Larger events and the addition of corporate meeting events have also resulted in higher average revenue per event. The average revenue per event increased to $54,000 for the 1998 period versus $50,000 for the 1997 period. Revenue from artist management also increased for the 1998 period from the 1997 period. The Company contracted with one well known new artist in 1997 which began producing significant revenue in 1998. Additionally, in June 1998, the Company acquired TSA, an artist management company with three artists currently under management. Revenue associated with this acquisition was not significant in the 1998 period due to the June 18, 1998 acquisition date. Revenue from this acquisition will begin to be recognized in the third quarter of 1998. The remaining increase in revenue results from the addition of merchandising activities in the 1998 period which currently consist of providing licensed merchandising sales for one sports tour. The Company is also aggressively pursuing additional merchandising opportunities.

Cost of revenues increased $3,725,000, or 337%, to $4,831,000 for the 1998 period from $1,106,000 for the 1997 period. The increase resulted primarily from the production of additional corporate entertainment and meeting events discussed above. Cost of revenues as a percentage of revenues decreased to 68% for the 1998 period from 74% for the 1997 period. The decrease was primarily due to improved profit margins related to corporate entertainment and meeting events for the 1998 period as compared to the 1997 period. The decrease is further explained by the increased revenue from artist management which typically has significantly lower direct costs as a percentage of revenue.

General and administrative expenses increased $1,508,000, or 211%, to $2,225,000 for the 1998 period from $717,000 for the 1997 period. The increase results primarily from increased personnel and related operating expenses associated with the increased number of corporate entertainment and meeting events. The increase is further explained by increased personnel and related expenses incurred to develop an administrative and accounting infrastructure to manage the Company's growth during the past year, including the acquisitions of AEG in April 1997, AWC in July 1997, TSA in June 1998, and Corporate Productions, Inc. ("CPI") in August 1998.

Depreciation and amortization expense increased $76,000, or 96%, to $154,000 for the 1998 period from $78,000 for the 1997 period. The increase results primarily from the amortization of goodwill associated with the acquisition of AEG.

Equity income from AEG's 50% joint venture interest in Warner/Avalon decreased $43,000, or 10%, to $381,000 for the 1998 period from $424,000 for the 1997 period. Revenues for Warner/Avalon decreased $2,148,000, or 32%, to $4,566,000 for the 1998 period from $6,714,000 for the 1997 period. The decrease results primarily from a reduction in the size and scope of entertainment marketing programs produced in the 1998 period as compared to the 1997 period. Operating costs of Warner/Avalon decreased $2,061,000, or 35%, to $3,804,000 for the 1998 period from $5,865,000 for the 1997 period. Operating costs as a percentage of revenues decreased to 83% for the 1998 period from 87% for the 1997 period. The decrease results primarily from the elimination of a large one-time event which occurred in the 1997 period that had very high operating costs as a percentage of revenue, and an overall improvement in profit margins for other entertainment marketing programs produced in the 1998 period.

Net interest expense increased $41,000, or 79%, to $93,000 for the 1998 period from $52,000 for the 1997 period. The increase results primarily from the debt associated with the AEG acquisition being outstanding for the entire six month period in 1998 while in the 1997 period the debt was only outstanding as of the April 21, 1997 acquisition date of AEG.

Net income (loss) from continuing operations increased $267,000, to net income of $230,000 for the 1998 period from a net loss of $37,000 for the 1997 period due to the reasons described above.

Comparison of the Three Months Ended June 30, 1998 and 1997:

The 1997 period includes the results of operations for AEG from the April 21, 1997, acquisition date, to June 30, 1997, whereas the 1998 period includes the results of operations for AEG from April 1, 1998 to June 30, 1998.

Revenues increased $1,435,000, or 96%, to $2,927,000 for the 1998 period from $1,492,000 for the 1997 period. The increase resulted primarily from the production of 50 corporate entertainment and meeting events in the 1998 period compared to 28 events produced in the 1997 period. The increase in the number of shows is primarily attributable to an increase in the Company's sales force and the addition of corporate meeting event services in the 1998 period. In the 1997 period, the Company produced primarily corporate entertainment events. The Company is aggressively pursuing larger corporate events with Fortune 1000 companies. Larger events and the addition of corporate meeting events have also resulted in higher average revenue per event. The average revenue per event increased to $54,000 for the 1998 period versus $50,000 for the 1997 period. Revenue from artist management also increased for the 1998 period from the 1997 period. The Company contracted with one well known new artist in 1997 which began producing significant revenue in 1998. Additionally, in June 1998, the company acquired TSA, an artist management company with three artists currently under management. Revenue associated with this acquisition was not significant in the period due to the June 18, 1998 acquisition date. Revenue from this acquisition will begin to be recognized in the third quarter of 1998. The remaining increase in revenue results from the addition of merchandising activities in the 1998 period which currently consist of providing licensed merchandising sales for one sports tour. The Company is also aggressively pursuing additional merchandising opportunities.

Cost of revenues increased $941,000, or 85%, to $2,047,000 for the 1998 period from $1,106,000 for the 1997 period. The increase resulted primarily from the production of additional corporate entertainment and meeting events discussed above. Cost of revenues as a percentage of revenues decreased to 70% for the 1998 period from 74% for the 1997 period. The decrease was primarily due to improved profit margins related to corporate entertainment and meeting events for the 1998 period as compared to the 1997 period. The decrease is further explained by the increased revenue from artist management which typically has significantly lower direct costs as a percentage of revenue.

General and administrative expenses increased $502,000, or 82%, to $1,113,000 for the 1998 period from $611,000 for the 1997 period. The increase results primarily from increased personnel and related operating expenses associated with the increased number of corporate entertainment and meeting events. The increase is further explained by increased personnel and related expenses incurred to develop an administrative and accounting infrastructure to manage the Company's growth during the past year, including the acquisitions of AEG in April 1997, AWC in July 1997, TSA in June 1998, and Corporate Productions, Inc. in August 1998.

Depreciation and amortization expense increased $18,000, or 23%, to $96,000 for the 1998 period from $78,000 for the 1997 period. The increase results primarily from the amortization of goodwill associated with the acquisition of AEG.

Equity income from AEG's 50% joint venture interest in Warner/Avalon decreased $134,000, or 32%, to $290,000 for the 1998 period from $424,000 for the 1997 period. Revenues for Warner/Avalon decreased $4,036,000, or 60%, to $2,678,000 for the 1998 period from $6,714,000 for the 1997 period. The decrease results primarily from a reduction in the number, size and scope of entertainment marketing programs produced in the 1998 period as compared to the 1997 period. Operating expenses of Warner/Avalon decreased $3,768,000, or 64%, to $2,097,000 for the 1998 period from $5,865,000 for the 1997 period, also as a result of the reduction in the size and scope of entertainment marketing programs. Operating costs as a percentage of revenues decreased to 78% for the 1998 period from 87% for the 1997 period. The decrease results primarily from the elimination of a large one-time event which occurred in the 1997 period that had very high direct costs as a percentage of revenues, and an overall improvement in profit margins for other entertainment marketing programs produced in the 1998 period.

Net interest expense decreased $4,000, or 8%, to $48,000 for the 1998 period from $52,000 for the 1997 period. The decrease results primarily from a lower average outstanding debt balance on the AEG acquisition debt in the 1998 period as compared to the 1997 period.

Net income/(loss) from continuing operations decreased $120,000 to a net loss of $51,000 for the 1998 period from net income of $69,000 for the 1997 period due to the reasons described above.

Discontinued Operations

On May 13, 1998, the Company sold its 51% interest in certain of the AWC businesses. On August 12, 1998, the Company sold its interest in the Breckenridge Resort and has also entered into a contract to sell substantially all of the assets related to the Nashville restaurant. In accordance with generally accepted accounting principles, the operations of these businesses have been classified as discontinued operations in the accompanying consolidated financial statements. Operating results, net short-term liabilities, net long-term assets and other information for discontinued operations appear in the notes to financial statements captioned "Avalon West Coast Acquisition (Note 5) and Disposition" and "Subsequent Events (Note 7)."

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had cash and cash equivalents of approximately $8,552,000 and working capital of $5,473,000, excluding the net working capital deficit of discontinued operations of $250,000 and including $570,000 of current portion of long-term debt. Cash provided by continuing operations was $1,574,000 for the six months ended June 30, 1998 compared to cash used in continuing operations of $776,000 for the six months ended June 30, 1997. The primary reasons for improved cash flows from continuing operations are improved net income in the 1998 period, substantially increased deposits for future corporate entertainment and meeting events and increased accounts payable and accrued liabilities, offset by increased deferred costs associated with future entertainment and meeting events.

Cash provided by investing activities for the six months ended June 30, 1998 was $7,767,000 resulting primarily from the proceeds received from the sale of AWC, offset by the purchase of property and equipment. Cash provided by investing activities for the six months ended June 30, 1997 was $226,000 resulting primarily from cash acquired in connection with the acquisition of AEG, offset by cash paid to the sellers in the AEG transaction.

Cash used in financing activities for the six months ended June 30, 1998 was $1,018,000 and relates to repayments of borrowings and the purchase of treasury shares in the 1998 period.

In April 1997, the Company acquired AEG for consideration of $3,211,000, including transaction related costs, plus future contingent consideration payable in common stock of the Company. The primary sources of funds for the AEG acquisition were operating cash flows and the issuance of $2,480,000 of notes payable to the sellers of AEG ("AEG Notes") (See Note 3). In November 1997, the Company borrowed $2,600,000 from a bank, the proceeds from which were used to repay $1,980,000 of the AEG Notes in 1997. The remaining $500,000 of AEG Notes were repaid in January 1998. In May 1998, the amount of the future contingent consideration was determined and 445,400 shares of common stock of the Company, having an aggregate value of $1,782,000, were issued.

In July 1997, the Company acquired a 51% interest in a group of entities comprising Avalon West Coast ("AWC") for aggregate consideration of $7,863,000, including transaction related costs. To fund this acquisition, the Company completed a public offering of 2,600,000 shares of common stock generating net proceeds of $8,129,000. The remaining net proceeds from this offering were used for working capital purposes. On May 13, 1998, the Company sold its 51% controlling interest in certain of the AWC businesses for $9,915,000 in cash before applicable transaction expenses (See Note 5).

In November 1997, the Company ceased operations at the Nashville Restaurant. The Company has entered into an agreement to sell substantially all of the assets related to the Nashville restaurant to an unaffiliated third party for $3,450,000. The assets include the Company's leasehold interest in land on which the Nashville restaurant is located, the building and equipment and an adjacent parking structure. In contemplation of the sale the Company has entered into an agreement to acquire the parking structure for $1,225,000. The Company will also exercise its option to acquire the leasehold interest as of the closing date for approximately $733,000. The closing of these transactions is expected to occur in the fourth quarter of 1998.

On August 12, 1998, the Company sold 100% of the stock of VAB to a subsidary of Vail Resorts, Inc. for $34,000,000. The proceeds from the sale were distributed as follows: $19,762,300 to repay indebtedness at the Breckenridge Resort, $3,000,000 to an escrow account, $11,013,700 to the Company and the remainder to pay closing costs. Prior to the sale of the Breckenridge Resort, the Company entered into a development agreement with a third-party developer. Pursuant to the development agreement, the developer will acquire certain assets of the Breckenridge Resort, which acquisition is expected to occur in 1999. Vail, by virtue of its acquisition of the Breckenridge Resort, also acquired the rights and obligations related to the development agreement. The Company will be entitled to the $3,000,000 held in escrow when the transaction contemplated by the development agreement has been consummated. Upon receipt of the $3,000,000 held in escrow, the Company expects to recognize a one-time pre-tax gain as a result of the sale of the Breckenridge Resort.

In June 1998 the Company acquired 100% of the membership interests of Titley Spalding & Associates, LLC ("TSA") for a combination of cash, stock and future contingent cash and note payments. TSA operates primarily in the artist management business. The Company paid $1,000,000 cash and 175,000 shares of Company stock valued at $755,000. During the remainder of 1998 through a portion of 2003 the sellers of TSA will be paid additional purchase price consideration in cash and notes based on the operating results of TSA.

The Company expects to continue its aggressive growth strategy in certain sectors of the entertainment industry. In August 1998, the Company acquired 100% of the common stock of CPI and also expects to acquire 100% of the common stock of Image Entertainment Productions, Inc. ("IEP") in the third quarter of 1998. The Company acquired CPI for approximately $5,000,000 which was paid with $1,450,000 in cash, 413,900 shares of the Company's stock valued at $2,000,000 and notes payable in the original amount of $1,550,000. The notes payable will be reduced if certain earnings targets are not achieved by CPI. The Company expects to acquire IEP for approximately $1,375,000 which will be payable with $687,000 in cash, shares of the Company's common stock valued at $230,000 and notes payable in the original amount of $458,000. The notes payable will be reduced if certain earnings targets are not achieved by IEP. The Company anticipates that future business acquisitions made by the Company will also be completed through a combination of cash, notes payable issued to the sellers and the issuance of common stock of the Company to the sellers. Management believes that cash flow from operations and proceeds from the sale of AWC, the Breckenridge Resort and the Nashville Restaurant, will be adequate to fund the operations and expansion plans of the Company in 1998.

Year 2000

The Company has assessed and continues to assess the impact of the Year 2000 issue on its reporting systems and operations. Based on existing operations, the Company does not expect this issue to have any material effect on its business. To date the Company has not incurred any costs to address this issue and does not expect to in the future.

Forward Looking Statements

The foregoing discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the acquisition of certain businesses and the consummation of future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives of the Company will be achieved.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits:
                  Exhibit 10.1 Purchase and Sale Agreement between TBA Entertainment Corporation and Vail Summit Resorts, Inc., dated July 10, 1998.
                  Exhibit 27            Financial Data Schedule

         (B) Form 8-K's filed during the quarterly period ended June 30, 1998:

                  1. Form 8-K filed May 22, 1998 with respect to the Registrant's sale of its 51% interest in certain entities comprising Avalon West Coast, as amended by that certain Form 8-K/A filed May 26, 1998.

                                   SIGNATURES


         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Hickory Valley, Tennessee, on the 14th day of August, 1998.


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