Form 10KSB40/A
period 1997-12-31
TBA ENTERTAINMENT CORP
filed 1998-09-22
CIK 913201

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of such stock as reported on September 11, 1998 on The Nasdaq National Market of the National Association of Securities Dealers, Inc.) was approximately $24,000,000.

         As of September 11, 1998, 8,462,869 shares of the registrant's Common Stock were outstanding.

           Transitional Small Business Disclosure Format (Check One):
                                  Yes     No X
                                      ---   ---

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                EXPLANATORY NOTE

         This Form 10-KSB/A is being filed in order to amend and restate in their entirety Items 9, 10, 11 and 12 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 1997.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth certain information regarding the directors and executive officers of the Company.




                   NAME                              AGE                            POSITION

Thomas Jackson Weaver III(3)...............           41          Chairman of the Board, Chief Executive
                                                                  Officer and President

Bryan J. Cusworth..........................           38          Chief Financial Officer

Prab Nallamilli............................           48          Director

Jeffrey McIntyre...........................           48          Director

Mark van Hartesvelt........................           46          Director

Frank Bumstead.............................           54          Director

Charles Flood..............................           52          Director

Louis J. Risi, Jr..........................           60          Director

Steven L. Risi(1)(2).......................           41          Director

Jose F. Rosado.............................           49          Director

Frank A. McKinnie Weaver, Sr.(1)(2)........           37          Director, Secretary

Kyle Young(1)(2)...........................           43          Director


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

         Bryan J. Cusworth. Mr. Cusworth has served as Chief Financial Officer of the Company since September 1996. Prior to joining the Company, Mr. Cusworth was employed by Arthur Andersen LLP from July 1982 to September 1996, where he specialized in the resort, real estate and entertainment industries. Mr. Cusworth is a Certified Public Accountant.

         Prab Nallamilli. Mr. Nallamilli has served as a director of the Company since inception. Since 1991, Mr. Nallamilli has owned and operated restaurants in London and has served as a consultant in the restaurant industry. From 1971 to 1991, Mr. Nallamilli served in various capacities for Hard Rock International plc and its predecessors, most recently as Director of World Wide Operations. Mr. Nallamilli is also a director of Sunrise Diner, Limited.

         Jeffrey McIntyre. Mr. McIntyre has served as a director of the Company since April 1996. He served as Co-Managing Director of The Village at Breckenridge Resort (the "Resort") from

December 1994 until August 1998, when the Resort was sold by the Company. Since August 1998, Mr. McIntyre has remained an employee of the Company. From 1988 to 1994, Mr. McIntyre was Senior Vice President of Operations for Doubletree/Guest Quarters Suite Hotels. Mr. McIntyre has also served in senior management positions for Radisson Hotel Corporation and Sheraton Hotel Corporation.

         Mark van Hartesvelt. Mr. van Hartesvelt has served as a director of the Company since April 1996. He served as Co-Managing Director of the Resort from December 1994 until August 1998, when the Resort was sold by the Company. Since August 1998, Mr. van Hartesvelt has remained an employee of the Company. . From 1989 to 1994, Mr. van Hartesvelt was Senior Vice President of Marketing and Sales for Doubletree/Guest Quarters Suite Hotels. Mr. van Hartesvelt has also served in senior management positions in marketing, strategic planning and operations with Pratt Hotels Corporation, Resorts International, Harrah's Casinos, Holiday Inns, Inc., and Levanthal and Horwath.

         Frank Bumstead. Mr. Bumstead has served as a director of the Company since its inception. Since 1989, Mr. Bumstead has been President and a principal shareholder of Flood, Bumstead, McCready & McCarthy, Inc., a business management firm which represents the financial interests of artists, songwriters and producers in the music industry ("FBMM, Inc."). Since 1993, he has also served as Chairman and Chief Executive Officer, and been a principal stockholder, of FBMS Financial, Inc., a registered investment advisor under the Investment Company Act of 1940 ("FBMS Financial"). From 1986 to December 1990, Mr. Bumstead was President of Bumstead Co., a financial consulting company. He is also Vice Chairman of the Board of Response Oncology Inc., a health care services firm listed on The Nasdaq National Market, and a director of First Union Bank of Tennessee, American Retirement Corp. and Veritas Music Entertainment, Inc.

         Charles Flood. Mr. Flood has served as a director of the Company since May 1995. Since 1989, Mr. Flood has been the Chairman of the Board and a principal shareholder of FBMM, Inc. Since 1993 he has also served as a Director and Treasurer, and been a principal stockholder, of FBMS Financial. Prior to that time, Mr. Flood worked at Capitol Records in Nashville as the Director of Artist Relations and later as Director of Talent Acquisition. Mr. Flood is a director of Veritas Music Entertainment, Inc.

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

         Frank A. McKinnie Weaver, Sr. Mr. Weaver has served as a director of the Company since its inception. Mr. Weaver has served as Vice President, Correspondent Banking, of National Bank of Commerce ("NBC"), a wholly-owned subsidiary of National Commerce Bancorporation, since 1994. Prior to joining NBC, Mr. Weaver served as Vice President and Director of Whiteville Bank from 1991 to 1994. Prior to joining NBC, Mr. Weaver served as Vice President and Director of The Whiteville Bank from 1991 to 1994. Mr. Weaver is also a director of Heritage Trust Company and Heritage Farms of Hickory Valley, Inc. Mr. Weaver is the brother of Thomas J. Weaver III.

         Kyle Young. Mr. Young has served as a director of the Company since March 1996. Since 1985, Mr. Young has been the Deputy Director of the Country Music Foundation (the "CMF"). From 1975 to 1985, Mr. Young was employed by the CMF in various other capacities, including involvement in the development and licensing of television shows, radio programs and music festivals produced by the CMF. Mr. Young is involved in the Country Music Association, the National Academy of the Recording Arts and Sciences, the National Association of Independent Record Distributors, the Nashville Entertainment Association, the Inter-Museum Council of Nashville, the Nashville Institute for the Arts and Vanderbilt University Press.

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

ITEM 10.   EXECUTIVE COMPENSATION.

         Thomas J. Weaver III, the Company's Chairman of the Board, President and Chief Executive Officer, was the only executive officer of the Company who received annual salary and bonus in excess of $100,000 for the three years ended December 31, 1997 (the "Named Executive Officer"). The following table sets forth the total compensation paid or accrued by the Company on behalf of the Named Executive Officer for the three years ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE




                                               Annual Compensation
       Name and Principal                   ------------------------
            Position                Year      Salary($)     Bonus($)
       ------------------           ----    -------------   --------
Thomas J. Weaver III.............   1997    $   125,000     $    0
   Chairman of the Board,           1996         62,500          0
   President and Chief              1995        125,000          0
   Executive Officer

         To assist the Company's cash flow position, Mr. Weaver waived one-half of his 1996 salary earned under his employment agreement. The Company has an employment agreement with Mr.
Weaver.  See "--Employment Agreements."

         The following table sets forth information with respect to stock options issued to the Named Executive Officer for the year ended December 31, 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR



                               Number of Securities      % of Total Options
   Name and Principal           Underlying Options     Granted to Employees in
        Position                     Granted                Fiscal Year          Exercise Price       Expiration Date
   ------------------          --------------------    -----------------------   --------------       ---------------
Thomas J. Weaver III........         250,000                   92.6%               $5.40               April 20, 2002
   Chairman of the Board,
   President and Chief
   Executive Officer

EMPLOYMENT AGREEMENTS

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

COMPENSATION OF DIRECTORS

         Directors who are officers or employees of the Company receive no compensation, as such, for serving as members of the Board. Directors who are not officers or employees of the Company receive $100 for each Board meeting personally attended, and all Directors are reimbursed for their out-of-pocket expenses incurred in attending Board and committee meetings.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of September 11, 1998 certain information with respect to the beneficial ownership of the Company's common stock, no par value per share (the "Common Stock"), and Series A Preferred Stock, no par value per share (the "Preferred Stock"), by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) the Named Executive Officers and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the shareholders listed below has sole voting and investment power with respect to the shares of Common Stock and Preferred Stock beneficially owned.



                                                      Number of Shares
                                                     Beneficially Owned                      Percent of Total
                                               ----------------------------             ---------------------------
                                                                  Series A                                Series A
         Name and Address(1)                       Common        Preferred                 Common        Preferred
-------------------------------------          --------------   -----------             ------------    -----------
Thomas Jackson Weaver III............            1,382,839(2)           0                     16.3%           0%
Prab Nallamilli......................                    0            240                      0              *
Frank Bumstead.......................               36,100(3)           0                      *              0
Charles Flood........................               36,100(3)           0                      *              0
Jeffrey McIntyre.....................               18,233              0                      *              0
Louis Risi, Jr.......................              139,322(4)           0                      1.6%           0
Steven L. Risi.......................               20,684(4)           0                      *              0
Jose F. Rosado.......................              179,884(4)           0                      2.1%           0
Mark van Hartesvelt..................               18,233              0                      *              0
Frank A. McKinnie Weaver, Sr.........                    0         54,000                      0             77.1%
Kyle Young...........................                    0              0                      0              0
Prophet Capital Management, Ltd.(5)..              419,050              0                      5.0%           0
All executive officers and directors
  as a group (12 persons)............            1,820,253         54,240                     21.5%          77.5%


----------
 * Less than 1%.
(1) The address for Messrs. Weaver, Nallamilli and Weaver is 402 Heritage Plantation Way, Hickory Valley, Tennessee 38042; the address for Messrs. Bumstead and Flood is 1700 Hayes Street, Suite 304, Nashville, Tennessee 37203; the address for Messrs. McIntyre and van Hartesvelt is 535 South Park, Breckenridge, Colorado 80424; the address for Mr. Young is 4 Music Square East, Nashville, Tennessee 37203; the address for Messrs. Risi, Rosado and Risi is 2333 Ponce de Leon Blvd., Suite 650, Coral Gables, Florida 33134; and the address for Prophet Capital Management, Ltd. is 5000 Plaza on the Lake Blvd., Suite 180, Austin, Texas 78746.
(2) Includes 450,000 shares issuable upon the exercise of outstanding stock options and 256,180 shares held by the Katherine McKinnie Weaver Trust, over which Mr. Weaver is trustee.
(3) Includes 11,142 shares held by a corporation over which Mr. Bumstead and Mr. Flood share voting and investment power.
(4) Includes 10,000 shares issuable to each of Messrs. Risi, Rosado and Risi upon the exercise of outstanding stock options.
(5) Beneficial ownership information provided in a Schedule 13G filed by Prophet Capital Management, Ltd. on August 25, 1998.


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

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Hickory Valley, Tennessee, on the 21st day of September, 1998.

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