Form 10-Q
period 1998-09-30
TBA ENTERTAINMENT CORP
filed 1998-11-17
CIK 913201

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.
                                      20549

                                   FORM 10-QSB


                Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

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

Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of November 10, 1998, the Registrant had outstanding 8,831,480 shares of Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                   FORM 10-QSB


                                TABLE OF CONTENTS


                         PART I - Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets........................................  3
         Consolidated Statements of Operations..............................  4
         Consolidated Statements of Cash Flows..............................  5
         Notes to Consolidated Financial Statements.........................  6

Item 2.  Management's Discussion and Analysis or Plan of Operation.......... 12


                          PART II - Other Information


Item 6.  Exhibits and Reports on Form 8-K................................... 17

Signatures.................................................................. 18

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           Consolidated Balance Sheets

                                                                        DECEMBER 31,      SEPTEMBER 30,
                                                                           1997               1998
                                                                        ------------      ------------
                                     ASSETS                                               (unaudited)
Current assets:
   Cash and cash equivalents ......................................     $    978,600      $ 16,382,600
   Accounts receivable ............................................          507,600         1,777,500
   Prepaid expenses and other current assets ......................          292,600         1,724,400
                                                                        ------------      ------------
         Total current assets .....................................        1,778,800        19,884,500

Property and equipment, net .......................................          137,800           675,500

Investment in Joint Venture .......................................           15,100           418,500

Other assets, net:
   Net long-term assets of discontinued operations ................       22,399,800         3,502,000
   Goodwill .......................................................        3,306,200        12,784,500
   Other ..........................................................           29,600            95,200
                                                                        ------------      ------------
Total assets ......................................................     $ 27,667,300      $ 37,360,200
                                                                        ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable and accrued liabilities .......................     $    698,100      $  2,104,400
   Advance deposits and deferred revenue ..........................          756,300         3,030,500
   Notes payable to stockholders ..................................          500,000                --
   Net current liabilities of discontinued operations .............        2,392,500           374,400
   Current portion of long-term debt ..............................          563,300           607,700
                                                                        ------------      ------------
         Total current liabilities ................................        4,910,200         6,117,000

Long-term debt, net of current portion ............................        2,036,700         3,795,000
                                                                        ------------      ------------
Total liabilities .................................................        6,946,900         9,912,000
                                                                        ------------      ------------


Stockholders' equity:
   Preferred stock, $.001 par value; authorized 1,000,000 shares,
         334,300 and 70,000 of Series A convertible preferred stock issue and outstanding, respectively, $10,000 and $2,100
         liquidation preference ...................................           10,000             2,100
   Common stock, $.001 par value; authorized 20,000,000 shares,
         7,190,400 and 8,570,700 shares issued and outstanding,
         respectively .............................................            7,200             8,600
   Additional paid - in capital ...................................       24,892,200        29,874,800
   Accumulated deficit ............................................       (4,164,800)       (1,733,100)
   Less treasury stock, at cost, 4,800 and 169,800 shares
         respectively .............................................          (24,200)         (704,200)
                                                                        ------------      ------------
Total stockholders' equity ........................................       20,720,400        27,448,200
                                                                        ------------      ------------
Total liabilities and stockholders' equity ........................     $ 27,667,300      $ 37,360,200
                                                                        ============      ============

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  (SEE NOTE 1)


                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                            ------------------------------      ------------------------------
                                                                 1997             1998              1997              1998
                                                            ------------      ------------      ------------      ------------
Revenues ..............................................     $  1,830,500      $  8,671,500      $  3,321,900      $ 15,787,800
Costs related to revenue ..............................        1,369,400         5,943,200         2,475,100        10,773,700
                                                            ------------      ------------      ------------      ------------
         Gross profit margin ..........................          461,100         2,728,300           846,800         5,014,100

General and administrative expenses ...................          432,400         1,778,500         1,148,900         4,003,400
Depreciation and amortization expense .................          103,800           187,900           182,400           342,200
Equity in income of Joint Venture .....................          (72,800)          (22,700)         (497,100)         (403,500)
Minority interest .....................................               --                --                --           (36,000)
Interest expense (income), net ........................           18,800          (141,100)           46,800           (47,700)
                                                            ------------      ------------      ------------      ------------


Income (loss) from continuing operations ..............          (21,100)          925,700           (34,200)        1,155,700
                                                            ------------      ------------      ------------      ------------

Discontinued operations (Notes 5 and 6):
      Income (loss) from operations, including income
      tax benefit of $189,900 for the nine months ended
      September 30, 1998 ..............................          320,200          (250,300)        1,245,800            30,600
    Gain on disposition of discontinued operations ....               --                --                --         1,245,400
                                                            ------------      ------------      ------------      ------------
    Income (loss) from discontinued operations ........          320,200          (250,300)        1,245,800         1,276,000
                                                            ------------      ------------      ------------      ------------


Net income ............................................     $    299,000      $    675,400      $  1,211,600      $  2,431,700
                                                            ============      ============      ============      ============

Earnings per common share -- basic:
      Income (loss) from continuing operations.........            $  --             $ .11             $(.01)            $ .15
      Income (loss) from discontinued operations.......              .05              (.03)              .24               .17
                                                                   -----             -----             -----             -----
Net income ............................................            $ .05             $ .08             $ .23             $ .32
                                                                   =====             =====             =====             =====

Earnings per common share -- diluted:
      Income (loss) from continuing operations ........            $  --             $ .11             $(.01)            $ .14
      Income (loss) from discontinued operations.......              .04              (.03)              .22             $ .16
                                                                   -----             -----             -----             -----

Net income ............................................            $ .04             $ .08             $ .21             $ .30
                                                                   =====             =====             =====             =====




                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                      ------------------------
                                                                                          1997        1998
                                                                                       ----------  -----------
Cash flows from operating activities:
    Net income....................................................................     $1,211,600  $ 2,431,700
                                                                                       ----------  -----------
         Adjustments to reconcile net income to net cash provided by continuing operations:
             Income from discontinued operations..................................     (1,245,800)  (1,276,000)
             Depreciation and amortization........................................        182,400      342,200
             Undistributed earnings of Joint Venture..............................       (350,000)    (403,500)
             Changes in assets and liabilities:
                  (Increase) in accounts receivable...............................       (578,600)    (339,800)
                  (Increase) decrease in other current assets.....................         12,100     (745,900)
                  (Increase) in other assets......................................        (63,800)     (51,000)
                   Increase in accounts payable and accrued liabilities...........        536,500      189,600
                   Increase in advance deposits and deferred revenue.............         141,300      787,600
                                                                                       ----------  -----------
                  Total adjustments..............................................      (1,365,900)  (1,496,800)
                                                                                       ----------  -----------
                      Net cash (used in) provided by continuing operations........       (154,300)     934,900
                                                                                       ----------  -----------
Cash flows from financing activities:
    Proceeds from dispositions of businesses, net of transaction
       costs .....................................................................           --     18,519,900
    Acquisition of businesses, net of cash acquired...............................        159,500   (2,023,500)
    Expenditures for property and equipment.......................................        (51,900)    (242,900)
                                                                                       ----------  -----------

                    Net cash provided by investing activities.....................        107,600   16,253,500
                                                                                       ----------  -----------

Cash flows from financing activities:
      Proceeds from sale of common stock, net of offering costs...................      8,129,000         --
      Purchase of treasury stock..................................................           --       (680,000)
      Repayments of borrowing.....................................................           --       (950,100)
                                                                                       ----------  -----------
                    Net cash provided by (used in) financing activities...........      8,129,000   (1,630,100)
                                                                                       ----------  -----------
Net cash used in discontinued operations..........................................     (8,036,700)    (154,300)
                                                                                       ----------  -----------
Net increase in cash and cash equivalents.........................................         45,600   15,404,000

Cash and cash equivalents -- beginning of period..................................        182,100      978,600
                                                                                       ----------  -----------
Cash and cash equivalents -- end of period........................................     $  227,700  $16,382,600
                                                                                       ==========  ===========

Cash paid during the period for interest..........................................     $     --    $   240,900
                                                                                       ==========  ===========

Supplemental disclosure of non-cash investing and financing activities:
  The Company issued notes payable totaling $2,480,000 in connection with the acquisition of AEG in April 1997.

In May 1998, the Company issued 445,400 shares of common stock valued at $1,781,600 in connection with the acquisition of AEG.

In July 1998, holders of preferred stock of the Company converted 264,300 shares of preferred stock into 264,300 shares of common stock.

The Company issued 21,600 shares of common stock valued at $97,000 and 75,000 warrants to purchase common stock of the Company valued at $112,800 in connection with the sale of the Breckenridge Resort.

The Company issued 175,000 shares of common stock valued at $754,700 in June 1998 in connection with the acquisition of TSA, 413,900 shares of common stock valued at $2,000,000 in August 1998 in connection with the acquisition of CPI, and 60,100 shares of common stock valued at $230,000 in September 1998 in connection with the acquisition of Image.

The Company issued $1,550,000 in aggregate amount of notes payable to the sellers in connection with the acquisition of CPI in August 1998, and a $458,000 note payable to the seller in connection with the acquisition of Image in September 1998.

                      See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements include the accounts of TBA Entertainment Corporation, a Delaware corporation, and its wholly owned subsidiaries including Avalon Entertainment Group, Inc. ("AEG"), which the Company acquired on April 21, 1997, Eric Chandler Merchandising, Inc. which the Company acquired 51% on July 31, 1997 and 49% on May 13, 1998, Titley Spalding and Associates, LLC which the Company acquired on June 18, 1998, Corporate Productions, Inc. which the Company acquired on August 11, 1998, and Image Entertainment Productions, Inc. which the Company acquired on September 15, 1998 (collectively, the "Company").

In May 1998, the Company sold its 51% interest in a group of entities collectively referred to as Avalon West Coast ("AWC"), which the Company acquired on July 31, 1997 (Note 5). In May 1998, the Company also entered into a contract to sell the real estate and equipment associated with a restaurant the Company operated until November 1997 in Nashville, Tennessee (Note 6). On August 12, 1998, the Company sold 100% of the outstanding common stock of Village at Breckenridge Acquisition Corp., Inc. ("VABAC"), a wholly owned subsidiary that acquired the Breckenridge Resort in April 1996 (Note 6). The sale of these businesses has resulted in the reclassification of the operating results of these businesses to discontinued operations for all periods presented. In addition, the assets and liabilities of the Nashville restaurant have been reclassified to net long-term assets of discontinued operations and net short-term liabilities of discontinued operations as of September 30, 1998.

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

Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997 (the "1997 Form 10-KSB").

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

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                       -------------------------     -------------------------
                                                          1997           1998           1997           1998
                                                          ----           ----           ----           ----
                                                              (unaudited)                   (unaudited)
Basic earnings per common share:
Income (loss) from continuing operations.........      $  (21,100)    $  925,700     $  (34,200)    $1,155,700
Weighted average common stock outstanding .......       6,319,000      8,243,300      5,173,000      7,643,300
                                                       ----------     ----------     ----------     ----------
Basic earnings (loss) per common share ..........      $       --     $      .11     $     (.01)    $      .15
                                                       ==========     ==========     ==========     ==========
Diluted earnings per common share:
Income (loss) from continuing operations ........      $  (21,100)    $  925,700     $  (34,200)    $1,155,700
                                                       ----------     ----------     ----------     ----------

Weighted average common stock outstanding .......        6,319,000      8,243,300      5,173,000      7,643,300

Additional common stock resulting from dilutive
  securities:
  Preferred stock................................         334,300        158,100        334,300        275,600
  Weighted average common stock issued in
      connection with AEG transaction ...........         445,400             --        265,900        218,600
                                                       ----------     ----------     ----------     ----------

Common stock and dilutive securities
     outstanding ................................       7,098,700      8,401,400      5,773,200      8,137,500
                                                       ----------     ----------     ----------     ----------

Diluted earnings (loss) per common share ........      $       --     $      .11     $     (.01)    $      .14
                                                       ==========     ==========     ==========     ==========

Options and warrants to purchase 2,264,000 and 2,589,000 shares of common stock in 1997 and 1998, respectively, were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.

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

The acquisition was accounted for using the purchase method of accounting and, accordingly, the final purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The excess of the aggregate purchase price over fair market value of net liabilities assumed of $5,182,700, was recorded as goodwill and is being amortized over 20 years.

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

AEG accounts for the investment using the equity method of accounting. Summary unaudited statements of operations data of Warner/Avalon used to determine the equity in income of Joint Venture, included in the accompanying statements of operations for the three and nine months ended September 30, 1997 and 1998, respectively, are as follows:

                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                   SEPTEMBER 30,                     SEPTEMBER 30,
                               -------------------               -------------------
                               1997            1998              1997               1998
                               ----            ----              ----               ----
                                   (unaudited)                        (unaudited)
Revenues ..............   $ 1,872,000      $ 4,110,000       $10,265,000        $ 8,676,000
Net (loss) income .....       (21,000)          45,000           890,000            807,000

Summary unaudited balance sheet data of Warner/Avalon consists of the following as of September 30, 1998:


                                                         AS OF
                                                  SEPTEMBER 30, 1998
                                                  ------------------
                                                     (unaudited)
Current assets ...................................   $1,475,000
Non-current assets ...............................      280,700
Current liabilities ..............................      917,900
Partners' capital ................................      837,800

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

On May 13, 1998 the Company sold its 51% controlling interest in certain of the AWC businesses to an unaffiliated third party (the "buyer") for $9,915,000 in cash before applicable transaction expenses. The individuals that owned the remaining 49% of AWC also sold their interest in these businesses to the buyer. The Company recognized a one-time pre-tax gain in the nine months ended September 30, 1998 of $1,445,000 as a result of the sale of its interest in these businesses.

Net operations attributable to those business of AWC included in the sale to the buyer from the July 31, 1997 acquisition date through the May 13, 1998 sale date, are shown as discontinued operations in the accompanying consolidated statements of operations. The following is a summary of the revenue and expenses related to these businesses for the nine months ended September 30, 1997 and 1998.

                                                    NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                              --------------------------------
                                                  1997                 1998
                                              -----------          -----------
                                                         (unaudited)
Revenues .................................    $ 6,162,900          $ 2,462,800
Operating expenses .......................      4,480,500            3,579,000
Depreciation and amortization ............        115,800              261,600
Interest expense, net ....................         18,400               36,600
Income tax benefit .......................             --             (189,800)
Minority interest in net income (loss)
  of AWC .................................      1,134,700             (552,100)
                                              -----------          -----------
Net income (loss) from discontinued
  operations attributable to the Company..    $   413,500          $  (672,500)
                                              ===========          ===========

6. 1998 ACQUISITIONS

         Titley Spalding & Associates LLC
         --------------------------------

On June 18, 1998 the Company acquired 100% of the membership interest of Titley Spalding & Associates, LLC ("TSA") for cash, stock and future contingent consideration. The maximum purchase price is approximately $7,500,000. TSA operates primarily in the artist management business. At closing the Company paid $1,000,000 cash and issued 175,000 shares of the Company's stock valued at $754,700. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the date of acquisition. Substantially all of the purchase price has been recorded as goodwill and is being amortized over a 10 year period.

During the remainder of 1998 and continuing through a portion of 2003 (the "Earnout Period"), the sellers of TSA will be paid additional sales price consideration based on the earnings of TSA during each of the years in the Earnout Period, up to a maximum of $5,755,000 additional purchase price. In 1998, the additional purchase price will be paid entirely in cash. Subsequent to 1998, the additional purchase price will be paid 60% in cash and 40% in notes payable which are payable in semi-annual installments with 8% interest over a 5 year period. Additional consideration paid during the Earnout Period will be recorded as goodwill and amortized over the remaining period of the original 10 year amortization period which commenced on the acquisition date. Each of the principals has entered into an employment agreement with the Company.

         Corporate Productions, Inc. Acquisition
         ---------------------------------------

On August 11, 1998 the Company acquired 100% of the common stock of Corporate Productions, Inc. ("CPI"), for a maximum aggregate purchase price of approximately $5,000,000. CPI is engaged in the corporate communications and entertainment business. The purchase price paid at closing included a cash payment of $1,450,000, the issuance of 414,000 shares of common stock of the Company valued at $2,000,000 and the issuance of $1,550,000 in aggregate amount of promissory notes ("CPI Notes"). The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The excess of the purchase price over fair value of net assets acquired of approximately $4,550,000, was recorded as goodwill and is being amortized over 20 years.

The principal amount of the CPI Notes are subject to reduction based on the earnings of CPI during each of the years 1998 through 2000. The CPI Notes, as adjusted, accrue interest at 8% per annum and are payable in three equal annual installments of principal plus accrued interest, commencing August 2001. The CPI Notes are secured by a pledge of the CPI common stock owned by the Company. The three principals of CPI have entered into employment agreements with the Company.

         Image Entertainment Productions, Inc.
         -------------------------------------

On September 15, 1998, the Company acquired 100% of the common stock of Image Entertainment Productions, Inc. ("Image"), for a maximum aggregate purchase price of approximately $1,375,000. Image is also engaged in the corporate communications and entertainment business. The purchase price paid at closing included a cash payment of $687,000, the issuance of 60,000 shares of common stock of the Company valued at $230,000 and the issuance of a $458,000 promissory note ("Image Note"). The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Substantially all the purchase price was recorded as goodwill and is being amortized over 10 years.

The principal amount of the Image Note is subject to reduction based on the earnings of Image during each of the years 1999 through 2000. The Image Note, as adjusted, accrues interest at 8% per annum and is payable in two installments of principal plus accrued interest equal to 65% of the Image Note on March 31, 2000 and the remainder on March 31, 2001. The former owner of Image has entered into an employment agreement with the Company.

         Magnum Communications, Inc.
         ---------------------------

On October 15, 1998, the Company acquired 100% of the common stock of Magnum Communications, Inc. ("Magnum"), for $3,260,000. Magnum is engaged in the corporate communications and entertainment business. The purchase price paid at closing included a cash payment of $1,273,000 the issuance of 307,000 shares of common stock of the Company valued at $1,087,000 and the issuance of $900,000 in aggregate amount of promissory notes ("Magnum Notes"). The Magnum Notes accrue interest at 8% per annum and are payable in quarterly installments of interest only commencing December 31, 1998, and in quarterly installments of principal and interest commencing December 31, 1999. The principals of Magnum have entered into employment agreements with the Company.

6. 1998 DISPOSITIONS

         Breckenridge Resort
         -------------------

In July 1998, VABAC, a wholly owned subsidiary of the Company and owner and operator of the Breckenridge Resort, entered into an agreement with an unaffiliated third party developer (the "Development Agreement"). Pursuant to the Development Agreement, VABAC agreed to sell a portion of the assets comprising the Breckenridge Resort to the Developer for $10,000,000. The sale is contingent upon the developer receiving approval of the development plan. The sale of these assets is expected to close in 1999.

In a simultaneous transaction, the Company entered into an agreement to sell 100% of the common stock of VABAC to Vail Summit Resorts, Inc. ("Vail") for $34,000,000. Vail, by virtue of its acquisition of VABAC, also acquired the rights and obligations of the Development Agreement. The sale of the common stock of VABAC was consummated on August 12, 1998. The proceeds from the sale were distributed as follows: $19,762,300 to repay indebtedness at the Breckenridge Resort, $3,000,000 to an escrow account, $11,013,170 to the Company and the remainder to pay closing costs. The Company will be entitled to the $3,000,000 held in escrow upon the sale of the assets pursuant to the Development Agreement. As of September 30, 1998, the Company recorded a receivable for a portion of the escrow amount, totaling $1,964,400 which amount represented the Company's remaining investment in VABAC after receipt of the August 12, 1998 sale proceeds. This amount is reflected in "net long-term assets of discontinued operations" in the accompanying consolidated balance sheets. Upon receipt of the entire $3,000,000 held in escrow in 1999, the Company expects to recognize a one-time pre-tax gain as a result of the sale of VABAC.

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

As a result of the sale of the Breckenridge Resort on August 12, 1998 and the Company's decision to sell substantially all of the assets of the Nashville restaurant, together which previously comprised the Company's Resort Division, the operations of the Resort Division have been reclassified to discontinued operations for all periods presented. In addition, the assets and liabilities of the Nashville restaurant have been reclassified to net long-term assets of discontinued operations and net short-term liabilities of discontinued operations. The following is a summary of the revenue and expenses related to the Resort Division for the nine months ended September 30, 1997 and 1998:

                                           NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                    --------------------------------
                                       1997                  1998
                                    -----------          -----------
                                               (unaudited)
Revenues .......................    $18,221,000          $16,358,900
Operating expenses .............     15,457,800           13,906,200
Depreciation and amortization ..        690,800              691,000
Interest expense, net ..........      1,240,100            1,058,600
                                    -----------          -----------
Net income from discontinued
  operations ...................    $   832,300          $   703,100
                                    ===========          ===========


The components of the net assets and liabilities of the Nashville restaurant included in discontinued operations are as follows:

                                                        SEPTEMBER 30, 1998
                                                        ------------------
                                                             (unaudited)
Current assets ........................................      $   31,000
Less current liabilities ..............................         132,800
                                                             ----------
Net short-term liabilities of discontinued
  operations ..........................................      $  101,800
                                                             ==========
Long-term assets:
         Property and equipment, net ..................      $2,168,100

         Other assets, net .................................    102,300

         Less long-term debt, net of current portion........    733,000
                                                             ----------

Net long-term assets of discontinued of operations ......... $1,537,400
                                                             ==========


7. COMMON STOCK REPURCHASE PROGRAM

In August 1998, the board of directors authorized the repurchase, at management's discretion, of up to 1,000,000 shares of the Company's common stock until August 1999. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders' equity. As of September 30, 1998 the Company had repurchased 122,000 shares of common stock for total consideration of $473,900, pursuant to the stock repurchase program.

8. LOAN TO OFFICER

In August 1998, the Company made a $250,000 loan to an officer of the Company. The loan accrues interest at 6% and is secured by a pledge of common stock of the Company owned by the officer. The principal balance, plus accrued interest is due August 1999.

9. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Comprehensive Income -- In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement, which is effective for all reporting periods beginning in 1998, requires the prominent disclosure of all components of Comprehensive Income, as defined. The Company currently does not have any operations that would give rise to any elements of comprehensive income.

Segment Reporting -- In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement redefines the way publicly held companies report information about segments. This Statement is effective for fiscal years beginning after December 15, 1997 and need not be applied to interim financial statements in the initial year of its application. The Company will apply this standard in the December 31, 1998 Annual Report to Shareholders.

Employers' Disclosures About Pensions -- In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement, which is effective for financial periods ending after December 15, 1998, requires full disclosure of all pension plans and other postretirement benefit plans. The Company does not currently have any pensions or other postretirement benefit plans.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The purpose of the following discussion and analysis is to explain the major factors and variances between periods of the Company's results of operations. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and notes thereto included in the 1997 Form 10-KSB.

Introduction

The Company is a diversified communications and entertainment company that produces a broad range of business communications, meeting production and entertainment services for corporate meetings, develops and produces integrated music marketing programs and special events, manages music artists and develops and executes merchandising programs for large-scale entertainment and sporting events. The Company's current operations are conducted through Avalon Entertainment Group, Inc., acquired on April 21, 1997, Eric Chandler Merchandising, Inc. ("ECM"), 51% of which was acquired on July 31, 1997 and the remaining 49% on May 13, 1998, Titley Spalding & Associates, LLC ("TSA"), acquired on June 18, 1998, Corporate Productions Inc. ("CPI"), acquired on August 11, 1998, and Image Entertainment Productions, Inc. ("Image"), acquired on September 15, 1998.

In July 1997, the Company acquired a 51% controlling interest in another group of entertainment companies involved in concert promotion and amphitheater operations. In May 1998, the Company sold these operations to SFX Entertainment, Inc. Accordingly, the operations of these businesses are reported as discontinued operations for all periods presented.

The Company was also previously engaged in the Resort business through the operation of a restaurant in Nashville, Tennessee and the Village at Breckenridge Resort (the "Breckenridge Resort"). The Nashville restaurant opened in November 1994 and closed in November 1997. The Company has entered into a agreement to sell the Nashville restaurant, which sale is expected to close in the fourth quarter of 1998. The Breckenridge Resort was acquired on April 29, 1996. On August 12, 1998, the Company sold the Resort to a subsidiary of Vail Resorts, Inc. Accordingly, the operations of the Nashville restaurant and the Breckenridge Resort are reported as discontinued operations for all periods presented.

General

The majority of the Company's revenues are derived from the production of corporate meetings and entertainment events. Generally, revenue is recognized when the services are completed for the corporate meeting or event. Costs of individual corporate event productions are deferred and expensed as revenue is recognized. The Company also derives revenue in the form of commissions earned from the management of artists and from merchandising activities.

Comparison of the nine months ended September 30, 1998 and 1997

The 1997 period includes the results of operations for AEG from the April 21, 1997, acquisition date, to September 30, 1997, whereas the 1998 period includes the results of operations for AEG from January 1, 1998 to September 30, 1998. Results of operations of TSA, CPI and Image are included from the corresponding acquisition dates in 1998.

Revenues increased $12,465,900, or 375%, to $15,787,800 for the 1998 period from $3,321,900 for the 1997 period. $11,098,200 of the increase resulted from the production of 140 additional corporate entertainment and meeting production events, to 198 events in the 1998 period compared to 58 events produced in the 1997 period. The increase in the number of shows is primarily attributable to an increase in the Company's sales force, the addition of corporate meeting event services in the 1998 period and the acquisitions of CPI and Image in the third quarter of 1998. In the 1997 period, the company produced primarily corporate entertainment events. The average revenue per event increased to $72,800 for the 1998 period versus $54,200 for the 1997 period. The Company is aggressively pursuing larger corporate entertainment and meeting events with Fortune 1000 companies. In the 1998 period, the Company produced 10 events with revenues in excess of $250,000, versus one such event in the 1997 period. Revenue from the artist management division increased $867,000 for the 1998 period from the 1997 period. The Company contracted with one well known new artist in 1997 which began producing significant revenue in 1998. Additionally, in June 1998, the Company acquired TSA, an artist management company with three artists currently under management. The remaining increase in revenue results from the addition of merchandising activities through the acquisition of ECM and CPI. The Company is also aggressively pursuing additional merchandising opportunities.

Cost of revenues increased $8,298,600, or 335%, to $10,773,700 for the 1998 period from $2,475,100 for the 1997 period. The increase resulted primarily from the production of additional corporate entertainment and meeting planning events and the addition of merchandising activities discussed above. Cost of revenues as a percentage of revenues decreased to 68% for the 1998 period from 75% for the 1997 period. The decrease was primarily due to improved profit margins related to corporate entertainment and meeting planning events for the 1998 period as compared to the 1997 period. The decrease is further explained by the increased revenues for artist management which typically have minimal direct costs as a percentage of revenue.

General and administrative expenses increased $2,854,500, or 248%, to $4,003,400 for the 1998 period from $1,148,900 for the 1997 period. The increase results primarily from increased personnel and related operating expenses associated with the increased number of corporate entertainment and meeting planning events, as well as general and administrative expenses associated with the acquisitions of TSA, CPI and Image in the 1998 period. The increase is further explained by increased personnel and related expenses incurred to develop an administrative and accounting infrastructure to manage the Company's growth during the past year.

Depreciation and amortization expense increased $159,800, or 88%, to $342,200 for the 1998 period from $182,400 for the 1997 period. The increase results primarily from the amortization of goodwill associated with the acquisitions of AEG, TSA, CPI and Image.

Equity income from AEG's 50% joint venture interest in Warner/Avalon decreased $93,600, or 19%, to $403,500 for the 1998 period from $497,100 for the 1997 period. Revenues for Warner/Avalon decreased $1,589,000, or 15%, to $8,676,000 for the 1998 period from $10,265,000 for the 1997 period. Operating costs of Warner/Avalon decreased $1,506,000, or 16%, to $7,869,000 for the 1998 period from $9,375,000 for the 1997 period. The decrease results primarily from a reduction in the size of entertainment marketing programs produced in the 1998 period as compared to the 1997 period. Operating costs as a percentage of revenues remained relatively constant at 91% between periods.


For the 1998 period, net interest income was $47,700 versus net interest expense of $46,900 for the 1997 period. The change is attributable primarily to interest earned on increased cash balances resulting from proceeds from the sale of AWC and the Breckenridge Resort, offset by increased outstanding debt associated with the CPI and Image acquisitions.

Net income (loss) from continuing operations increased $1,189,900, to net income of $1,155,700 for the 1998 period from a net loss of $34,200 for the 1997 period due to the reasons described above.

Comparison of the Three Months Ended September 30, 1998 and 1997

The 1997 period includes the results of operations for AEG, whereas the 1998 period includes the results of operations for AEG and TSA for the entire three month period, and CPI from the August 11, 1998 acquisition date, and Image from the September 15, 1998 acquisition date.

Revenues increased $6,841,000, or 374%, to $8,671,500 for the 1998 period from $1,830,500 for the 1997 period. $5,761,400 of the increase resulted from the production of 42 additional corporate entertainment and meeting production events to 72 events in the 1998 period compared to 30 events produced in the 1997 period. The increase in the number of shows is primarily attributable to an increase in the Company's sales force, the addition of corporate meeting event services in the 1998 period and the acquisitions of CPI and Image in the third quarter of 1998. In the 1997 period, the Company produced primarily corporate entertainment events. The average revenue per event increased to $105,800 for the 1998 period versus $58,500 for the 1997 period. The Company is aggressively pursuing larger corporate entertainment and meeting events with Fortune 1000 companies. In the 1998 period, the Company produced 6 events with revenues in excess of $250,000, versus one such event in the 1997 period. Revenue from the artist management division increased $671,500 for the 1998 period from the 1997 period. The Company contracted with one well known new artist in 1997 which began producing significant revenue in 1998. Additionally, in June 1998, the company acquired TSA, an artist management company with three artists currently under management. The remaining increase in revenue results from the addition of merchandising activities through the acquisition of ECM and CPI. The Company is also aggressively pursuing additional merchandising opportunities.

Cost of revenues increased $4,573,800, or 334%, to $5,943,200 for the 1998 period from $1,369,400 for the 1997 period. The increase resulted primarily from the production of additional corporate entertainment and meeting planning events and the addition of merchandising activities discussed above. Cost of revenues as a percentage of revenues decreased to 69% for the 1998 period from 75% for the 1997 period. The decrease was primarily due to improved profit margins related to corporate entertainment and meeting planning events for the 1998 period as compared to the 1997 period. The decrease is further explained by the increased revenues for artist management, which typically have minimal direct costs as a percentage of revenue.

General and administrative expenses increased $1,346,100, or 311%, to $1,778,500 for the 1998 period from $432,400 for the 1997 period. The increase results primarily from increased personnel and related operating expenses associated with the increased number of corporate entertainment and meeting planning events, as well as general and administrative expenses associated with the acquisitions of TSA, CPI and Image in the 1998 period. The increase is further explained by increased personnel and related expenses incurred to develop an administrative and accounting infrastructure to manage the Company's growth during the past year.

Depreciation and amortization expense increased $84,100, or 81%, to $187,900 for the 1998 period from $103,800 for the 1997 period. The increase results primarily from the amortization of goodwill associated with the acquisitions of AEG, TSA, CPI and Image.

Equity income from AEG's 50% joint venture interest in Warner/Avalon decreased $50,100, or 69%, to $22,700 for the 1998 period from $72,800 for the 1997 period. Revenues for Warner/Avalon increased $2,238,000, or 120%, to $4,110,000 for the 1998 period from $1,872,000 for the 1997 period. Operating expenses from Warner/Avalon increased $2,172,000, or 115%, to $4,065,000 for the 1998 period from $1,893,000 for the 1997 period. The increase results primarily from the production of 3 large events in the 1998 period versus one large event in the 1997 period. Operating costs as a percentage of revenues remained relatively constant between periods.

For the 1998 period, net interest income was $141,100, versus net interest expense of $18,800 for the 1997 period. The change is attributable primarily to interest earned on increased cash balances resulting from proceeds received from the sale of AWC and the Breckenridge Resort, offset by increased outstanding debt associated with the CPI and Image acquisitions.

Net income (loss) from continuing operations increased $946,800 to net income of $925,700 for the 1998 period from a net loss of $21,100 for the 1997 period due to the reasons described above.

Discontinued Operations

On May 13, 1998, the Company sold its 51% interest in certain of the AWC businesses. The individuals that owned the remaining 49% of AWC also sold their interest in these businesses. On August 12, 1998, the Company sold its interest in the Breckenridge Resort and has also decided to sell substantially all of the assets related to the Nashville restaurant. In accordance with generally accepted accounting principles, the operations of these businesses have been classified as discontinued operations in the consolidated financial statements. Operating results, net short-term liabilities, net long-term assets and other information for discontinued operations appear in the notes to financial statements captioned "Avalon West Coast Acquisition (Note 5) and "1998 Dispositions" (Note 7).

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had cash and cash equivalents of $16,382,600 and working capital of $14,141,900, excluding the net working capital deficit of discontinued operations of $374,400 and including $607,700 of current portion of long-term debt. Cash provided by continuing operations was $934,900 for the nine months ended September 30, 1998 compared to cash used in continuing operations of $154,300 for the nine months ended September 30, 1997. The primary reasons for improved cash flows from continuing operations are improved net income in the 1998 period, substantially increased deposits for future corporate entertainment and meeting events and increased accounts payable and accrued liabilities, offset by increased accounts receivable and deferred costs associated with future entertainment and meeting events.

Cash provided by investing activities for the nine months ended September 30, 1998 was $16,253,500 resulting primarily from the proceeds received from the sale of AWC and the Breckenridge Resort, offset by cash used to acquire CPI and Image and the purchase of property and equipment. Cash provided by investing activities for the nine months ended September 30, 1997 was $107,600 and resulted primarily from cash acquired in the acquisition of AEG.

Cash used in financing activities for the nine months ended September 30, 1998 was $1,630,100, resulting from the repayment of borrowings and the purchase of treasury shares pursuant to the Company's stock repurchase program, which was approved in August 1998. Cash provided by financing activities for the nine months ended September 30, 1997 was $8,129,000, resulting from an offering of 2,600,000 shares of common stock of the Company for $9,100,000, less offering costs of $971,000. The proceeds of this offering were used to acquire AWC and for working capital purposes.

In April 1997, the Company acquired AEG for aggregate consideration of $3,211,000, including transaction related costs, plus future contingent consideration payable in common stock of the Company. The primary sources of funds for the AEG acquisition were operating cash flows and the issuance of $2,480,000 of notes payable to the sellers of AEG ("AEG Notes") (See Note 3). In November 1997, the Company borrowed $2,600,000 from a bank, the proceeds from which were used to repay $1,980,000 of the AEG Notes in 1997. The remaining $500,000 of AEG Notes were repaid in January 1998. In May 1998, the amount of the future contingent consideration was determined and 445,400 shares of common stock of the Company, having an aggregate value of $1,782,000, were issued.

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

In November 1997, the Company ceased operations at the Nashville Restaurant. The Company has entered into an agreement to sell substantially all of the assets related to the Nashville restaurant to an unaffiliated third party for $3,450,000. Of this amount, approximately $733,000 will be remitted to the Landlord in order to exercise the purchase option provided for in NCCI's lease and $1,225,000 will be paid to an unaffiliated third party to acquire a parking garage adjacent to the Nashville restaurant. The remaining amount will be paid to TBA. The sales agreement is contingent upon the purchaser's ability to obtain the necessary zoning rights to complete additional construction which the purchaser plans to undertake. Based upon the current sales price, the Company expects to realize a loss on the disposition of NCCI's assets of approximately $200,000, which amount was accrued in the nine months ended September 30, 1999.

In June 1998 the Company acquired 100% of the membership interests of Titley Spalding & Associates, LLC ("TSA") for a combination of cash, stock and future contingent cash and note payments. TSA operates primarily in the artist management business. The Company paid $1,000,000 cash and 175,000 shares of common stock of the Company stock valued at $755,000. During the remainder of 1998 through a portion of 2003 the sellers of TSA will be paid additional purchase price in cash and notes based on the operating results of TSA.

In August 1998, the Company sold 100% of the stock of VABAC to a subsidiary of Vail Resorts, Inc. for $34,000,000. The proceeds from the sale were distributed as follows: $19,762,300 to repay indebtedness at the Breckenridge Resort, $3,000,000 to an escrow account, $11,013,170 to the Company and the remainder to pay closing costs. Prior to the sale of the Breckenridge Resort, the Company entered into a development agreement with a third-party developer. Pursuant to the development agreement, the developer will acquire certain assets of the Breckenridge Resort, which acquisition is expected to occur in 1999. Vail by virtue of its acquisition of the Breckenridge Resort, also acquired the rights and obligations related to the development agreement. The Company will be entitled to the $3,000,000 held in escrow when the transaction contemplated by the development agreement has been consummated. Upon receipt of the $3,000,000 held in escrow, the Company expects to recognize a one-time pre-tax gain as a result of the sale of the Breckenridge Resort.

In August 1998, the Company acquired 100% of the common stock of CPI and acquired 100% of the common stock of Image. The Company acquired CPI for approximately $5,000,000 which was paid with $1,450,000 in cash, 414,000 shares of the Company's stock valued at $2,000,000 and notes payable in the original amount of $1,550,000 ("CPI Notes"). The CPI Notes will be reduced if certain earnings targets are not achieved by CPI. The CPI Notes accrue interest at 8% and are payable over three years beginning in August 2001. The Company acquired IMAGE for approximately $1,375,000 which was paid with $687,000 in cash, 60,000 shares of the Company's common stock valued at $230,000 and a note payable in the original amount of $458,000 ("Image Note"). The Image Note will be reduced if certain earnings targets are not achieved by Image. The Image Note accrues interest at 8% and is payable over two years beginning in March 2000.

The Company expects to continue its aggressive growth strategy in certain sectors of the entertainment industry. In October 1998, the Company acquired 100% of the common stock of Magnum Communications, Inc. For $3,260,000, which was paid with $1,273,000 in cash, 307,300 shares of the Company's common stock valued at $1,087,000 and notes payable in the aggregate amount of $900,000 ("Magnum Notes"). Magnum Notes accrue interest at 8% and are payable over three years beginning December 1999.

The Company anticipates that other business acquisitions made by the Company will also be completed through a combination of cash, notes payable issued to the sellers and the issuance of common stock of the Company to the Sellers. Management believes that cash flow from operations and proceeds from the sale of AWC, the Breckenridge Resort and the Nashville restaurant, will be adequate to fund the operations and expansion plans of the Company in 1999.

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

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits:
                  Exhibit 27        Financial Data Schedule

         (B) Form 8-K's filed during the quarterly period ended September 30, 1997:


                  1. Form 8-K filed September 1, 1998 with respect to the Registrant's acquisition of Titley Spalding & Associates, LLC, a Tennessee limited liability company, including financial statements of Titley Spalding & Associates, LLC.

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



                                       By: /s/ Bryan J. Cusworth
                                           -------------------------------------
                                           Bryan J. Cusworth, Chief Financial
                                           Officer