Form 10KSB40
period 1998-12-31
TBA ENTERTAINMENT CORP
filed 1999-03-31
CIK 913201

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM __________ TO __________.

                             COMMISSION FILE NUMBER
                                     0-22582

                          TBA ENTERTAINMENT CORPORATION
                 (Name of Small Business Issuer in its Charter)


                  DELAWARE                                      62-1535897
       (State or other jurisdiction of                       (I.R.S. employer
       incorporation or organization)                      identification no.)

           16501 VENTURA BOULEVARD
             ENCINO, CALIFORNIA                                   91436
  (Address of principal executive offices)                      (Zip Code)

                                 (818) 728-2600
                (Issuer's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE

    Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    Issuer's revenues for its most recent fiscal year:  $27,272,700.

    The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock as reported on March 26, 1999 on the Nasdaq National Market of the National Association of Securities Dealers, Inc.) was approximately $27,240,900.

    As of March 26, 1999, 8,522,880 shares of the registrant's Common Stock were outstanding.

           Transitional Small Business Disclosure Format (Check One):
                                 Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant's 1999 annual meeting of stockholders, have been incorporated by reference in Part III of this report.

                                     PART I

ITEM 1.          DESCRIPTION OF BUSINESS.


GENERAL

    TBA Entertainment Corporation ("TBA" or the "Company") is a diversified communications and entertainment services company. The Company provides a broad range of services through four integrated business divisions:

    - Corporate Communications & Entertainment - Provides a broad range of business communications, meeting production, entertainment and event production services to corporate clients worldwide.

    - Entertainment Marketing & Special Events - Creates and executes innovative entertainment marketing and special event initiatives including music tours, festivals, television broadcasts and syndicated radio specials.

    - Artist Management - Manages the negotiation of recording, touring, merchandising and performance contracts, and the development of long-term career strategies for music industry artists.

    - Event Merchandising - Creates and executes high-impact merchandising programs for entertainment and sporting events, institutional organizations and celebrity clients.

    The integration of TBA's four business divisions creates competitive advantages for the Company. TBA believes that while a variety of competitors exist with each of the Company's divisions, none offer the complete scope of entertainment services provided by TBA. This inner-company synergy provides TBA's clients with an expanded range of comprehensive services while creating additional sources of revenues and profits for the Company. For example, in providing corporate meetings and entertainment events and entertainment marketing programs, the Company creates opportunities to showcase artist management clients and to provide unique merchandising programs. Providing entertainment marketing programs and merchandising programs for corporate clients provides opportunities to cross-sell client decision makers on other corporate communication and entertainment events.

    The Company's current operating structure is the result of strategic acquisitions within each of the four business divisions. A brief description of each of the acquisitions completed since January 1, 1998 is included below in the detailed description of each of the four business divisions.

    The Company was incorporated in Tennessee in June 1993 and reincorporated in Delaware in September 1997. The Company's executive offices are located at 16501 Ventura Boulevard, Encino, California 91436, and its telephone number is (818) 728-2600.

CORPORATE COMMUNICATIONS & ENTERTAINMENT

    The Corporate Communications & Entertainment division is an industry leader in the production of innovative corporate meetings and events. This division helps businesses effectively communicate their message via a broad range of business communications, meeting production, entertainment and event productions services. TBA utilizes award-winning creative capabilities and state-of-the-art technology to help corporate clients worldwide deliver targeted messages that educate, inspire and motivate. The Corporate Communications & Entertainment division targets clients with recurring needs for business communications and entertainment services. The Company's client list encompasses a number of industry sectors including airline, automotive, information technology, food service, insurance and financial services. Representative clients include American Airlines, Pontiac, Motorola, Microsoft, McDonald's Corporation, Frito-Lay Corp., State Farm Insurance and Merrill Lynch.

    The Corporate Communications & Entertainment division specializes in the creative development, design, production and staging of a wide variety of extraordinary events including: sales conferences, corporate meetings and events, conventions and trade shows, product launches, awards shows, shareholder meetings, live network broadcasts, television commercials, videoconferencing and corporate anniversaries. TBA believes that it has benefited from the decision by an increasing number of major corporations to outsource their business communications and entertainment needs. TBA, and the companies acquired by TBA in 1998, collectively produced over 800 events in 1998. The recurring nature of this large number of events serves as a source of more predictable revenues as they occur on a more regular basis. The large number of events also provides opportunities for the Company's other divisions, including corporate event opportunities for TBA's artist management clients and merchandising activities.

    The Corporate Communications & Entertainment division serves it clients from a growing roster of offices nationwide, including Atlanta, Chicago, Dallas, Nashville, Phoenix, Salt Lake City and San Diego. These offices were assembled via strategic acquisitions over the past two years. The following is a brief description of these acquisitions:

    In April 1997, the Company acquired its first corporate communications and entertainment company with the acquisition of all of the outstanding capital stock of TBA Entertainment Group Nashville, Inc., formerly Avalon Entertainment Group, Inc. ("AEG"). AEG, with offices in Nashville and San Diego, enjoys a strong reputation for developing and producing live entertainment for conventions, corporate meetings and special events. AEG provides turn-key services for entertainment events including event planning, talent arrangements and event staging.

    In August 1998, the Company acquired all of the outstanding capital stock of TBA Entertainment Group Chicago, Inc., formerly Corporate Productions, Inc. ("CPI"), a Chicago-based company. CPI adds strong business communications expertise through its award-winning creative capabilities to produce innovative business communication solutions for corporate meetings.

    In September 1998, the Company acquired all of the outstanding capital stock of TBA Entertainment Group Phoenix, Inc., formerly Image Entertainment Productions, Inc. ("Image"), a Phoenix-based company. Image specializes in corporate entertainment and Phoenix-area festivals including the entertainment activities surrounding the Fiesta Bowl.

    In October 1998, the Company acquired all of the outstanding capital stock of TBA Entertainment Group Dallas, Inc., formerly Magnum Communications, Inc. ("Magnum"). Magnum, with offices in Dallas and Salt Lake City, adds strong audiovisual presentation and design capabilities to the Corporate Communications & Entertainment division.

    With the completion of the acquisitions described above, TBA delivers a full range of corporate communications and entertainment services to its clients. The Corporate Communications & Entertainment division emphasizes the coordination of services between the division's offices and, as necessary, allocates resources from one office in order to support another. In addition, this division supplements its full-time staff with independent contractors where needed. TBA has long-standing relationships with freelance contractors in various production, technical and creative disciplines.

    The Company believes, based on its experience, that the corporate communications and entertainment industry is highly fragmented. Further, the Company believes that its competitors consist of a number of small, primarily regional companies that provide only a limited range of services. However, the Company believes that there are other competitors whose business, like the Company's, is full service in scope. The Company also competes with in-house corporate communications staff of existing and potential clients and with staffs of hotel and convention centers.

    Because of the highly-fragmented nature of the corporate communications and entertainment industry, the Company believes that there are a number of acquisition opportunities available to the Company. The Company believes, based on its experience with past acquisitions, that some portion of the small, regional, limited-services companies would welcome the opportunity to provide a full range of corporate communications and entertainment services that would result from an association with the Company. However, there can be no assurance that the Company will be successful in acquiring any more businesses in the corporate communications and entertainment industry.

ENTERTAINMENT MARKETING & SPECIAL EVENTS

         The Entertainment Marketing & Special Events division is an industry leader in the creation, development and execution of highly integrated and innovative entertainment marketing and special event programs. This division continually forges new ways for clients to reach their audiences and realize their business objectives. The Entertainment Marketing & Special Events division specializes in the creative development, design, production and execution of a broad range of marketing initiatives that may include: national music tours, festivals, lifestyle events, nationally syndicated radio programs, satellite media tours, network television broadcast specials, point of purchase campaigns, premium/incentive programs, brand imaging campaigns, sponsorship fullfillment, webcasts, experiential branding initiatives and consumer/trade promotions.

     The Company operates the Entertainment Marketing & Special Events division both for its own account and through joint venture arrangements. The flagship joint venture arrangement is Warner/TBA, a strategic joint venture between Time Warner's Warner Custom Music Group and TBA. The Company's 50% interest in Warner/TBA was acquired as part of the acquisition of AEG in April 1997. This partnership combines the vast network of resources of the world's most diversified, vertically integrated music company with TBA's creative and production expertise to create an entertainment marketing company with strong competitive advantages. In July 1997, TBA entered into a joint venture arrangement (TBA/Frank) with Frank Productions, Inc., which specializes in concert production and national touring. In December 1998, the Company acquired all of the outstanding capital stock of TKS Marketing, Inc., which specializes in sponsorship fullfillment.

     The Company works with its clients to custom craft an entertainment marketing and special event to the exact specifications of that particular client. Over time, TBA believes existing clients will expand their programs, including increasing the scope of existing components of programs and by adding new components to programs. The Company's Entertainment Marketing & Special Events division is currently characterized by a relatively small number of accounts with high revenues per account. As a result, the loss or addition of any one account could have a material affect on the Company's revenues. Because contracts for the Company's marketing programs are typically signed six months to one year before the program takes place, management believes that, to a reasonable degree, it can forecast and take appropriate action for changes in its client portfolio. When possible, the Company also seeks to enter into multi-year contracts with its clients. For example, in 1999 TBA entered into a three-year agreement to produce Rockfest with Hard Rock Cafe as the corporate sponsor. In addition, the Company believes that certain of its programs have applications beyond one single client. For example, in 1998 the Company developed the "For the Record" concept and marketing program for the country music group Alabama. This program was developed to highlight the outstanding career of Alabama and included a guest appearance on a nationally televised CBS special, a double-CD release of all 41 of their number one hits, a worldwide pay per view television special, a 13-city Christmas tour and a soon to be released video of the pay per view event. TBA believes that there are other music industry artists that would benefit from the For the Record marketing program.

    TBA provides companies with the power to reach and engage their customers in a fresh, contemporary manner utilizing relevant programming and experiential branding techniques to integrate their company or brand into the lifestyle of their consumers. The Entertainment Marketing & Special Events division seeks to develop music marketing programs that appeal to highly-focused demographic segments. Management believes that national consumer product companies are well-suited to use entertainment marketing as a tool and seeks to target these industry participants as potential customers. The Company has produced entertainment marketing programs for clients that include Fruit of the Loom, Blockbuster Entertainment, Crown Royal, Turner Sports and Red Lobster restaurants. In 1999, Warner/TBA will produce the proprietary event Rockfest with Hard Rock Cafe as the corporate sponsor. In 1997, Rockfest was sponsored by Blockbuster Entertainment and was the largest one day ticketed event in music history.

    The Entertainment Marketing & Special Events division also provides unique opportunities for the Company to showcase artist management clients and to develop high-impact merchandising programs to complement the overall marketing program. In addition, relationships with corporate clients also create opportunities to sell corporate communications and entertainment services to an expanded client base.

    ARTIST MANAGEMENT

    The Artist Management division develops and implements career strategies for music industry artists. The Company, as a leader in the production of corporate communications and entertainment programs, entertainment marketing initiatives, special events sponsorship procurement and merchandising of entertainment and sporting events, is uniquely positioned to create incomparable opportunities for artists. Management believes that the Company's familiarity with all facets of the entertainment industry enables it to help artists create and capitalize on opportunities. With its expertise in concert production and corporate entertainment events and its relationships with venue managers, outside concert promoters, broadcasting executives and other industry professionals, management believes that the Company is uniquely positioned to offer services which can significantly enhance the careers of its clients. The Company develops long term career strategies and represents music industry artists in the negotiation of recording, touring, merchandising and performance contracts. Using these integrated resources, the Artist Management team is unified around the strategy of creating long-term, sustained success for our management clients.

     The Company has made two strategic acquisitions over the past two years in assembling the Artist Management Division. The following is a brief description of these acquisitions:

     In April 1997, the Company acquired its first Artist Management company with the acquisition of AEG. AEG manages well-known artists such as Neal McCoy, Gary Chapman, Jay Johnson and new duo Kincaid.

     In June 1998, the Company acquired all of the equity interest in Titley Spalding & Associates LLC, which currently manages Brooks & Dunn, Kathy Mattea and Chely Wright.

     The Company believes that the artist management industry is highly-fragmented and its competitors consist primarily of small independent artist managers with a limited roster of artist management clients, although there are several participants in the industry that have capabilities and resources comparable to and in certain respects greater than those of the Company. The Company currently has artist management clients that are primarily in the country music genre. Because of the highly-fragmented nature of the artist management industry, the Company believes that there are a number of acquisition opportunities available to the Company, a number of which have been identified by the Company, both within the country music genre as well as in other music genres including pop and rock. However, there can be no assurances that the Company will be successful in acquiring any more companies in the artist management industry.

EVENT MERCHANDISING

    The Event Merchandising division develops and executes merchandising programs for entertainment and sporting events, institutional organizations and celebrity clients. This division creates, designs, and executes merchandising programs as well as promotional and for-sale items. As a leader and innovator in the industry, TBA has custom-crafted and executed exclusive merchandising programs for a broad range of events. These events include the Olympic games, the world's premier sporting event, the Association of Volleyball Professionals, the world's premier men's beach volleyball tour, U.S. Women's Figure Skating Championship, and the Lipton Tennis Tournament, a world-class tennis championship.

    In addition, through the Event Merchandising division, TBA can deliver the added benefit of a merchandising program to any artist management client, integrated entertainment marketing initiative, special event, corporate communications program or business imaging campaign. This integrated strategy serves TBA's clients by building positive public awareness while generating additional profitability for the Company.

    The Company has made three strategic acquisitions over the past three years in assembling its Event Merchandising division. The following is a brief description of these acquisitions:

    In July 1997, the Company acquired 51% of Eric Chandler Merchandising, Inc. ("ECM"). ECM, a Los Angeles-based company, specializes in executing merchandising for large-scale entertainment and sporting events, such as the 1996 Summer Olympic Games in Atlanta, Georgia. The remaining 49% of ECM was acquired by TBA in May 1998.

    In August 1998, the Company acquired all of the outstanding stock of Corporate Incentives, Inc. ("CII"), in connection with its acquisition of CPI. CII implements corporate merchandising programs.

    In March 1999, the Company acquired all of the outstanding stock of Karin Glass & Associates, Inc. and affiliated companies ("KGA"). KGA, an Indianapolis-based company, is a full-service merchandising company specializing in merchandise design, production and fullfillment.


DISCONTINUED OPERATIONS

    In 1998, the Company continued to focus its growth in certain segments of the entertainment sector and, in accordance with this strategy, divested itself of businesses that were not a part of the future growth plans of the Company. Such divestitures are described below:

    Concert Promotion and Amphitheater Operations. On May 13, 1998, the Company sold its 51% interest in Avalon West Coast ("AWC"), a group of affiliated entities engaged primarily in concert promotion and amphitheater operations on the West coast, to New York-based SFX Entertainment, Inc. The Company received proceeds from the sale of its interest in AWC in the amount of approximately $10 million, without giving effect to applicable transaction costs.

    The Village at Breckenridge Resort. On August 12, 1998, the Company sold all of its interest in The Village at Breckenridge Acquisition Corp., Inc. and Property Management Acquisition Corp., Inc., the wholly-owned subsidiaries of the Company that own the Village at Breckenridge Resort located in Breckenridge, Colorado, and the associated property management business operating in Breckenridge (the "Breckenridge Resort"), to Vail Summit Resorts, Inc., an affiliate of Vail Resorts, Inc ("Vail"), for an aggregate purchase price of approximately $34 million in cash. After repayment of debt associated with the Breckenridge Resort, the Company realized approximately $11 million, without giving effect to applicable transaction costs. An additional $3 million of the $34 million sales proceeds were placed into an escrow account. TBA will receive the $3 million from the escrow account in 1999 upon the closing of the sale of a portion of the assets comprising the Breckenridge Resort to an unaffiliated third party.

    Nashville Country Club. The Nashville Country Club restaurant opened in November 1994 and was closed in November 1997. The sale of the restaurant property was completed in December 1998. The Company realized approximately $1.4 million in net proceeds from the sale.

    The Company utilized a portion of the proceeds from the sale of these assets to fund its growth strategy in 1998. The remaining proceeds will be utilized for operations and to fund the continued expansion of the Company's core entertainment operations pursuant to its business strategy.

COMPETITION

    In addition to the competitive factors outlined above for each of the Company's four business divisions, the success of the Company's entertainment operations are dependent upon numerous factors beyond the Company's control, including economic conditions, amounts of available leisure time, transportation costs, lifestyle trends and weather conditions.

SEASONALITY

    The Company experiences quarterly fluctuations in revenue, operating income and net income as a result of many factors, including the timing of clients' meetings and events, timing of artists' tours and recording releases, weather related issues, delays in or cancellation of clients' entertainment marketing programs, as well as changes in the Company's mix among the various services offered.

TRADEMARKS

    The Company has filed Intent-To-Use Trademark Applications for the TBA Entertainment Corporation mark for the various classes of goods and services in which the Company's mark will be utilized. In addition, the Company has filed or intends to file Intent-To-Use Trademark Applications for other proprietary programs developed by the Company. There can be no assurance, however, that these trademarks will proceed to registration, and if so registered, that the trademarks, in any one or more classes, will not violate the proprietary rights of others, that any registration of the trademarks or the Company's use thereof will be upheld if challenged, or that the Company will not be prevented from using the trademarks.

REGULATION AND LICENSES

    The Company is subject to federal, state and local laws affecting its business, including various health, sanitation and safety standards. The Company's entertainment operations are subject to state and local government regulation, including regulations relating to live music performances. Each live concert performance must comply with regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the promotion of live concerts. The failure to receive or retain, or delay in obtaining, a license to serve alcohol and beer in a particular location could adversely affect the Company's operations in that location and impair the Company's ability to obtain licenses elsewhere. The failure or inability of the Company to maintain insurance coverage could materially and adversely affect the Company.

EMPLOYEES

    As of December 31, 1998, the Company had approximately 120 full-time and part-time employees. It is the Company's intention to manage its growth consistent with its ability to attract and retain qualified employees to manage its operations. Over the course of any given event or program, the Company evaluates the production personnel requirements and determines the extent to which it must supplement its available employee base with the use of freelance contractors or part-time employees. The Company believes that its relationship with its employees and freelance contractors is good.

     The Company has no full-time employees whose employment is covered by collective bargaining or similar agreements with unions; however, the Company does from time to time independently contract with or hire part-time union personnel, especially during the production of a particular entertainment marketing program and, accordingly, the Company is a party to certain agreements with unions governing the hiring and terms of employment of such personnel.


ITEM 2.   DESCRIPTION OF PROPERTY.

    The Company has offices located in Hickory Valley, Tennessee in a building owned by a limited partnership, the general partner of which is a corporation owned by Thomas J. Weaver III and Frank A. McKinnie Weaver, Sr., each an officer and director of the Company, and of which they also are limited partners. The limited partnership does not charge the Company rent for its Hickory Valley, Tennessee offices.

    The Company and/or its subsidiaries maintain leased office space in Nashville, Tennessee, San Diego, California, Los Angeles, California, New York, New York, Salt Lake City, Utah, Chicago, Illinois and Phoenix, Arizona. These leases expire at various dates through January 2005. The Company anticipates that as it expands, it will require additional office space to support such growth and believes that suitable space will be available as needed.

    The Company's wholly-owned subsidiary, TBA Entertainment Group Dallas, Inc. owns the building in which its offices and production facilities are located, as well as certain vacant land adjacent to such building. The building is located at 1333 Maryland Drive in Irving, Texas. The building is encumbered with an approximately $300,000 first lien mortgage indebtedness.

ITEM 3.   LEGAL PROCEEDINGS.

    On July 31, 1997, the Company acquired a 51% partnership interest in the Irvine Meadows Amphitheater Partnership, a California general partnership which owned and managed the Irvine Meadows Amphitheater in Irvine, California. The Company acquired such 51% partnership interest from a corporate affiliate of Robert Geddes, who was at the time a member of the Board of Directors of the Company. In order to effectuate such sale, the Geddes affiliate acquired an aggregate 49% partnership interest in the Irvine Meadows Amphitheater Partnership from two of its existing partners. On October 23, 1998, the two partners that sold their partnership interests to Mr. Geddes, along with their controlling shareholders (collectively, the "Plaintiffs"), filed a complaint in the Los Angeles Superior Court against the Company and Mr. Geddes. Certain other defendants were also named in the complaint. In such complaint, the Plaintiffs allege that, in connection with their sale, Mr. Geddes breached certain contractual obligations, breached his fiduciary duty to them as partners, and fraudulently induced them to sell their respective partnership interests. The Plaintiffs further allege that the Company aided and abetted the alleged breach of fiduciary duty and the fraud in the inducement. The Company denies all of the allegations and is vigorously defending this action. Management does not believe that the outcome of this litigation will have a material adverse effect on the financial condition and operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 1998.


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    (a) The Common Stock is quoted on the Nasdaq National Market under the symbol TBAE. On March 26, 1998, the last reported sale price of the Common Stock was $4.00 per share. The following table sets forth the range of high and low sales prices of the Common Stock during each quarterly period within the two most recent years, as reported on the Nasdaq National Market.

                                    HIGH              LOW
                                   -------          -------
          1998

            First Quarter          $4 1/16          $ 3 1/4

            Second Quarter          5                 3 5/8

            Third Quarter           5 9/32            3 5/8

            Fourth Quarter          4 7/8             3 7/16

          1997

            First Quarter           6                 3 3/8

            Second Quarter          5 7/8             4 1/8

            Third Quarter           5 7/8             3 3/8

            Fourth Quarter          4 3/4             3 1/8


    (b) The approximate number of holders of record of Common Stock on March 26, 1998 was 134.

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

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The purpose of the following discussion and analysis is to explain the major factors and variances between periods of the Company's results of operations. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and notes thereto included in Item 7.

Introduction

The Company is a diversified communications and entertainment services company that produces a broad range of business communications, meeting production and entertainment services for corporate meetings, develops and produces integrated music marketing programs and special events, manages music artists and develops and executes merchandising programs for large-scale entertainment and sporting events.

Prior to April 21, 1997, the Company operated a restaurant in Nashville, Tennessee and the Village at Breckenridge Resort ("Breckenridge Resort") in Breckenridge, Colorado. In April 1997, the Company acquired its first corporate communications and entertainment company, TBA Entertainment Group Nashville, Inc., formerly Avalon Entertainment Group, Inc. ("AEG"), including a 50% interest in the Warner/TBA (formerly Warner/Avalon) joint venture. In 1998, the Company grew its operations through the acquisition of several additional corporate communications and entertainment services businesses, including Titley Spalding & Associates, LLC ("TSA"), TBA Entertainment Group Chicago, Inc., formerly Corporate Productions, Inc. ("CPI"), Corporate Incentives, Inc. ("CII"), TBA Entertainment Group Phoenix, Inc., formerly Image Entertainment Productions, Inc. ("Image"), TBA Entertainment Group Dallas, Inc., formerly Magnum Communications, Inc. ("Magnum"), and TKS Marketing, Inc. ("TKS"), (collectively, the "1998 Acquisitions").

General

The Company currently derives a majority of its revenues (86% and 98% for the years ended December 31, 1998 and 1997, respectively) from the production of business communications and entertainment events for corporate clients. The Company works with its clients to develop creative programming to deliver messages to the client's targeted audiences. The Company receives a fee for providing these services, which may include developing creative content, designing audio/visual presentations and arranging for live entertainment and related production services, including lights and sound. Revenue is recognized when the services are completed for each event. Costs of producing the events are also deferred until the event occurs.

The remainder of the Company's revenues are generated from artist management (6% and 2% of total revenues for the years ended December 31, 1998 and 1997, respectively), event merchandising (5% and 0% of total revenues for the years ended December 31, 1998 and 1997, respectively) and entertainment marketing (3% and 0% of total revenues for the years ended December 31, 1998 and 1997, respectively). Artist management revenue, which generally consists of commissions received from artists' earnings, is recognized in the period in which the artist earns the revenue. There are generally only minimal direct costs associated with generating artists management revenue. Event merchandising revenue is recognized when the merchandise is shipped or sold to the customer. Cost of sales includes the direct cost of acquiring or producing the merchandise. Entertainment marketing revenues and cost of revenues are recognized when the services are completed for each program or, for those programs with multiple events, apportioned to each event and recognized as each event occurs.

The Company also develops and produces entertainment marketing programs and special events through a 50% interest in Warner/TBA, a joint venture with an affiliate of Time Warner. The Company accounts for these activities using the equity method of accounting.

Results of Operations ended December 31, 1998 and 1997

The 1997 period includes the results of operations for AEG from the April 21, 1997 acquisition date, to December 31, 1997, whereas the 1998 period includes the results of operations for AEG from January 1, 1998 to December 31, 1998. Results of operations of each of the 1998 Acquisitions are included from the corresponding acquisition dates in 1998.

Revenues increased $20,835,600, or 324%, to $27,272,700 for 1998 from $6,437,100 for 1997. $17,198,700 of the increase resulted from the production of 298 additional corporate entertainment and meeting production events, to 406 events in 1998 compared to 108 events produced in 1997. The increase in the number of shows is primarily attributable to an increase in the Company's sales force, the addition of corporate meeting event services in 1998 and the acquisitions of CPI, Image and Magnum, in the third and fourth quarters of 1998. In 1997, the Company produced primarily corporate entertainment events through the operations of AEG. The average revenue per event remained relatively constant at approximately $58,000 between years. The Company is aggressively pursuing larger corporate entertainment and meeting events with Fortune 1000 companies. In 1998, the Company produced 20 events with revenues in excess of $250,000, versus two such events in 1997. However, the impact of the substantial increase in the number of larger events was offset by the acquisition of Image in September 1998. Historically, Image has produced a large number of relatively low revenue events. From the September acquisition date, shows produced by Image had average revenue of $9,600 per event. The Company anticipates that Image will produce fewer low revenue events in the future as the Company seeks to expand Image's corporate communications and entertainment services.

Revenue from the artist management division increased $1,565,900 for the 1998 period from the 1997 period. The Company contracted with one well-known new artist in 1997, which began producing significant revenue in 1998. Additionally, in June 1998, the Company acquired TSA, an artist management company with three artists currently under management. Revenue from the event merchandising division increased $1,233,500 for the 1998 period from the 1997 period, due to the addition of merchandising activities through the acquisition of Eric Chandler Merchandising, Inc. and CII. The Company is aggressively pursuing additional merchandising opportunities. The remaining revenue increase of $837,500 results from revenue recognized from a comprehensive pay per view entertainment marketing program that was executed by the Company in the fourth quarter of 1998. In the 1997 period, all entertainment marketing programs were executed through the Warner/TBA joint venture, which is accounted for using the equity method of accounting.

Cost of revenues increased $13,763,100, or 292%, to $18,468,700 for 1998 from $4,705,600 for 1997. The increase resulted primarily from the production of additional corporate entertainment and meeting planning events and the addition of merchandising activities discussed above. Cost of revenues as a percentage of revenues decreased to 68% for 1998 from 73% for 1997. A portion of the decrease (3%) was due to improved profit margins related to corporate entertainment and meeting planning events for 1998 as compared to 1997. The remaining decrease results from increased revenues for artist management which typically have minimal direct costs as a percentage of revenue. The decrease in cost of revenues is offset by the increase in revenues in the event merchandising division, which had a cost of revenues of 81% of event merchandising revenues for 1998.

General and administrative expenses increased $5,080,400, or 269%, to $6,969,000 for 1998 from

$1,888,600 for 1997. The increase results primarily from increased personnel and related operating expenses associated with the increased number of corporate entertainment and meeting planning events, as well as general and administrative expenses associated with the 1998 Acquisitions. The increase is further explained by increased personnel and related expenses incurred to develop an administrative and accounting infrastructure to manage the Company's growth during the past year.

Depreciation and amortization expense increased $530,500, or 356%, to $679,400 for 1998 from $148,900 for 1997. The increase results primarily from the amortization of goodwill associated with the 1998 Acquisitions.

Equity income from AEG's 50% joint venture interest in Warner/TBA increased $264,800, or 336%, to $343,700 for 1998 from $78,900 for 1997. Revenues for
Warner/Avalon decreased $1,979,200, or 18%, to $8,852,500 for 1998 from $10,831,700 for 1997. Operating costs of Warner/TBA decreased $2,445,900, or 23%, to $8,165,000 for 1998 from $10,610,900 for 1997. The overall decrease in revenues and operating expenses results primarily from a reduction in the size of entertainment marketing programs produced in 1998 as compared to 1997. Operating costs as a percentage of revenues decreased to 92% of revenues in 1998 as compared to 98% in 1997. The decrease results primarily from the elimination of a music tour program that occurred in 1998 in which the Company incurred operating losses of $666,000.

For 1998, net interest income was $144,500 versus net interest expense of $153,000 for 1997. The change is attributable primarily to interest earned on increased cash balances resulting from proceeds from the sale of certain businesses, offset by increased outstanding debt associated with the 1998 Acquisitions.

Discontinued operations

Prior to 1998, the Company acquired and operated certain businesses that were sold in 1998. These businesses included the Nashville Country Club restaurant (opened in November 1994 and sold in December 1998), the Breckenridge Resort (acquired in April 1996 and sold in August 1998) and a 51% controlling interest in another group of entertainment companies (collectively referred to as "AWC") involved in concert promotion and amphitheater operations (acquired in July 1997 and sold in May 1998).

The sale of these businesses has resulted in the reclassification of the operating results of these businesses to discontinued operations for all periods presented, in accordance with generally accepted accounting principles. Operating results of these businesses and other information for discontinued operations appear in the notes to consolidated financial statements captioned "Dispositions" (Note 5).

The Company recognized a net gain on the disposition of AWC and the Nashville Country Club restaurant in 1998 of $1,196,500. No gain has been recognized on the sale of the Breckenridge Resort in 1998, as a portion of the proceeds from the sale of the Breckenridge Resort are held in escrow pending the consummation of certain other transactions. Upon receipt of the funds held in escrow, which is expected to occur in 1999, the Company expects to recognize a one-time gain from the sale of the Breckenridge Resort.

The provision for income taxes, as a percentage of income taxes from continuing operations before income taxes, was 11% for 1998, which reflects statutory tax rates adjusted for utilization of net operating loss carryforwards and book/tax differences. There was no provision for income taxes for 1997 as the Company had net operating loss carryforwards available to offset taxable income.

Net income (loss) from continuing operations increased $1,870,200, to net income of $1,490,100 for 1998 from a net loss of $380,100 for 1997 due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had cash and cash equivalents of $15,583,800 and working capital of $14,933,900 including $759,600 of current portion of long-term debt. Cash provided by continuing operations was $1,476,900 for the year ended December 31, 1998 compared to cash used in continuing operations of $620,400 for the year ended December 31, 1997. For 1998, net income from continuing operations plus depreciation and amortization and less undistributed joint venture earnings and deferred taxes provided $1,278,500 of operating cash flow, versus using $310,100 of operating cash flow in 1997. For 1998, the net change in working capital provided $198,400 of operating cash flow, with increases in trade accounts receivables and decreases in deferred revenue offset by increases in accounts payable and other accrued liabilities and decreases in deferred charges and other current assets. For 1997, the net change in working capital used $310,300 of operating cash flow, with increases in trade accounts receivable and decreases in deferred revenue offset by decreases in deferred charges and other current assets.

Cash provided by investing activities for the year ended December 31, 1998 was $15,283,100 resulting primarily from the proceeds received from the sale of AWC, the Breckenridge Resort and the Nashville Country Club restaurant, offset by cash used for the 1998 Acquisitions and expenditures for property and equipment. Cash provided by investing activities for the year ended December 31, 1997 was $76,400 and resulted primarily from cash acquired in the acquisition of AEG.

Cash used in financing activities for the year ended December 31, 1998 was $2,154,800, resulting from the repayment of borrowings and the purchase of treasury shares pursuant to the Company's stock repurchase program, which was approved in August 1998. Cash provided by financing activities for the year ended December 31, 1997 was $8,874,800, resulting from an offering of 2,600,000 shares of common stock of the Company for $9,100,000, less offering costs of $971,000. The proceeds of this offering were used to acquire AWC and for working capital purposes.

The Company has pursued an aggressive growth strategy since its formation in 1993. From the Company's inception through December 31, 1997, the Company acquired and operated certain businesses that were sold in 1998. These businesses included the Nashville Country Club restaurant (opened in November 1994 and sold in December 1998), the Breckenridge Resort (acquired in April 1996 and sold in August 1998) and AWC (acquired in July 1997 and sold in May 1998). The Company relied on external sources of funds, including public offerings of its common stock and bank borrowings to finance the acquisition of these businesses and to fund the general operations of the Company. In 1998, the Company realized net proceeds of $19,393,800 from the sale of these businesses, after repayment of borrowings associated with these businesses and applicable transaction costs. In 1999, the Company expects to receive an additional $3,000,000 of net proceeds from the sale of the Breckenridge Resort that are currently held in escrow pending the consummation of certain transactions involving the Breckenridge Resort.

In April 1997, the Company acquired its first corporate communications and entertainment services business (AEG) for aggregate consideration of $3,211,000, including transaction related costs. The primary sources of funds for the AEG acquisition were operating cash flows and the issuance of $2,480,000 of notes payable to the sellers of AEG ("AEG Notes"). In November 1997, the Company borrowed $2,600,000 from a bank, the proceeds of which were used to repay $1,980,000 of the AEG Notes in 1997. In 1998, the Company repaid the remaining $500,000 of AEG Notes and $520,000 of the notes payable to the bank.

In 1998, the Company acquired five additional entertainment related businesses for total consideration paid at closing of $12,406,700, including applicable transaction costs. The total purchase price paid at closing included cash payments of $5,427,000, including transaction costs, 956,000 shares of common stock of the Company valued at $4,071,700 and the issuance of $2,908,000 of aggregate value of notes payable ("Acquisition Notes"). The Company utilized a portion of the net proceeds from the sale of certain businesses described above to fund the cash portion of the purchase price for the 1998 Acquisitions.

The Acquisition Notes are payable in various installments of principal plus accrued interest at 8% through August 2004. Acquisition Notes totaling $458,000 are subject to reduction based on the earnings of Image for the years 1999 and 2000. During 1998 and continuing through a portion of 2003 (the "Earn-out Period"), the sellers of TSA and TKS will be paid additional sales price consideration based on the earnings of TSA and TKS during each of the years in the Earn-out Period, up to a maximum of $6,380,000 additional purchase price. The additional purchase price for 1998 related to TSA, totaling $546,500 will be paid entirely in cash. Subsequent to 1998, the additional purchase price for TSA and TKS will be paid 60% in cash and 40% in notes payable which are payable in semi-annual installments with 8% interest over a five-year period.

The Company expects to continue its aggressive growth strategy in certain sectors of the entertainment industry. In March 1999, the Company acquired Karin Glass & Associates, Inc. and affiliated companies (collectively, "KGA") for a maximum purchase price of $3,200,000. The purchase price paid at closing included a cash payment of $2,300,000 and the issuance of 221,500 shares of common stock of the Company valued at $900,000. The purchase price is subject to reduction based on the earnings of KGA during each of the years 1999 and 2000. The Company anticipates that future business acquisitions made by the Company will also be completed through a combination of cash, notes payable issued to the sellers and the issuance of common stock of the Company to the sellers.

In 1998, the Company's board of directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock until August 1999. As of December 31, 1998, the Company had repurchased 196,700 shares of common stock for total consideration of $724,500. In 1999, the Company repurchased an additional 398,600 shares of common stock for total consideration of $1,850,700. The Company utilized proceeds from the sale of businesses and cash flow from operations to fund the repurchases of common stock.

Management believes that cash flow from operations and remaining proceeds from the sale of AWC, the Breckenridge Resort and the Nashville Country Club restaurant, will be adequate to fund the operations and the expansion plans of the Company in 1999. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may issue additional equity and debt securities and may incur, from time to time, additional short- and long-term bank indebtedness. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates and general economic conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms acceptable to the Company. To the extent that the Company is able to finance its growth through internal and external sources of capital, the Company intends to continue to grow its operations through additional acquisitions. There can be no assurance that the Company will be able to acquire any additional businesses, that any businesses that are acquired will be or will become profitable or the Company will be able to effectively integrate any such businesses into its existing operations.

Other Consolidated Items

As of the end of 1998, the Company had fully utilized substantially all net operating loss carryforwards for income tax purposes. Pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized a current deferred tax asset for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Year 2000

Many currently installed computer systems, hardware and software products ("Computer Applications") are coded to accept only two digit entries rather than four digits to define the applicable year. Consequently, these Computer Applications may not be able to properly recognize dates beginning with the year 2000 which could result in miscalculations or system failures. As a result, many companies' Computer Applications may need to be upgraded or replaced in order to comply with "Year 2000" requirements.

The Company's Computer Applications consist of both internal systems and systems provided by third parties. The Company believes that its Computer Applications are Year 2000 compliant because the Company purchased such Computer Applications during 1998 from suppliers that represented them to be Year 2000 compliant.

A comprehensive program is in place to remediate potential Year 2000 issues in purchased software and hardware, as well as non-information technology (IT) systems. The program is divided into four phases:

     1. complete inventory of IT and non-IT systems that may be sensitive to the Year 2000 issue

     2. assessment of systems to determine Year 2000 compliance

     3. remediate non-compliant systems by repair or replacement

     4. testing of remediated systems

The inventory and assessment phases were completed by the end of 1998. The Company anticipates completing the remediation and testing phases by the end of the third quarter of 1999. While the Company's Year 2000 conversion is expected to be completed prior to any potential disruption to the Company's business, the Company acknowledges the uncertainties involved in preparing its system for the Year 2000. As such, the Company is developing a comprehensive Year 2000 specific contingency plan.

However, there can be no assurance that the Company will identify all susceptible systems or that systems provided by third parties will be Year 2000 compliant or that any resulting Year 2000 issues would not have an adverse effect on the operations of the Company.

The Company has not incurred any significant costs to date that are specifically attributable to resolving the Year 2000 issue and does not estimate the future costs related to the resolution of this matter to be material.

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

ITEM 7.  FINANCIAL STATEMENTS.

    The following financial statements required by this item are filed herewith:


                                                                           PAGE
      Report of Independent Public Accountants                             15

      Consolidated Balance Sheet as of December 31, 1998                   16

      Consolidated Statements of Operations for the years
        ended December 31, 1998 and 1997                                   17

      Consolidated Statements of Stockholders' Equity for the years
        ended December 31, 1998 and 1997                                   18

      Consolidated Statements of Cash Flows for the years
        ended December 31, 1998 and 1997                                   19

      Notes to Consolidated Financial Statements                           20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TBA Entertainment Corporation:

We have audited the accompanying consolidated balance sheet of TBA Entertainment Corporation (a Delaware corporation)(formerly Nashville Country Club, Inc.) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TBA Entertainment Corporation and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Los Angeles, California
March 25, 1999

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             AS OF DECEMBER 31, 1998

Current assets:
  Cash and cash equivalents                                                        $ 15,583,800
  Accounts receivable, net of allowance
    for doubtful accounts of $55,800                                                  2,355,100
  Deferred charges and other current assets                                           1,616,800
  Net short-term assets from sale of
    discontinued operations                                                           2,552,000
                                                                                   ------------
      Total current assets                                                           22,107,700

Property and equipment, net                                                           1,853,600

Other assets, net:
  Goodwill                                                                           16,008,600
  Investment in Joint Venture                                                           410,600
  Other                                                                                  64,700
                                                                                   ------------
      Total assets                                                                 $ 40,445,200
                                                                                   ============
Current liabilities:
   Accounts payable and accrued liabilities                                        $  4,299,400
   Deferred revenue                                                                   2,114,800
   Current portion of long term-debt                                                    759,600
                                                                                   ------------
      Total current liabilities                                                       7,173,800

Long-term debt, net of current portion                                                4,755,700
                                                                                   ------------
      Total liabilities                                                              11,929,500
                                                                                   ------------
Stockholders' equity:
  Preferred stock, $.001 par value; authorized 1,000,000 shares,
    68,800 of Series A convertible preferred stock issued
    and outstanding, liquidation preference $2,100                                        2,100
  Common stock, $.001 par value; authorized 20,000,000
     shares, 8,831,500 shares issued and outstanding                                      8,800
  Additional paid in capital                                                         30,723,100
  Accumulated deficit                                                                (1,493,800)
  Less treasury stock, at cost, 196,700 shares                                         (724,500)
                                                                                   ------------
       Total stockholders' equity                                                    28,515,700
                                                                                   ------------
       Total liabilities and stockholders' equity                                  $ 40,445,200
                                                                                   ============


       The accompanying notes are an integral part of this balance sheet.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                        1998               1997
                                                    ------------       ------------
Revenues                                            $ 27,272,700       $  6,437,100
Costs related to revenues                             18,468,700          4,705,600
                                                    ------------       ------------
        Gross profit margin                            8,804,000          1,731,500

General and administrative expenses                    6,969,000          1,888,600
Depreciation and amortization expense                    679,400            148,900
Equity in income of Joint Venture                       (343,700)           (78,900)
Minority interest                                        (36,000)                --
Interest (income) expense, net                          (144,500)           153,000
                                                    ------------       ------------
Income (loss) from continuing operations
  before income taxes                                  1,679,800           (380,100)
Provision for income taxes                              (189,700)                --
                                                    ------------       ------------
Income (loss) from continuing operations               1,490,100           (380,100)
                                                    ------------       ------------

Discontinued operations (Notes 2 and 5):
 (Loss) income from operations, including
 income tax benefit of ($189,900) and
 income tax expense of $351,800 for the
 years ended December 31, 1998 and 1997,
 respectively                                            (15,600)           782,400
Gain on disposition of discontinued
  operations                                           1,196,500                 --
                                                    ------------       ------------
Income from discontinued operations                    1,180,900            782,400
                                                    ------------       ------------
Net income                                          $  2,671,000       $    402,300
                                                    ============       ============

Earnings per common share - basic:
  Income (loss) from continuing operations          $        .19       $       (.07)
  Income from discontinued operations                        .15                .14
                                                    ------------       ------------
Net income                                          $        .34       $        .07
                                                    ------------       ------------

Earnings per common share - diluted:
  Income (loss) from continuing operations          $        .18       $       (.06)
  Income from discontinued operations                        .14                .12
                                                    ------------       ------------
Net income                                          $        .32       $        .06
                                                    ============       ============


        The accompanying notes are an integral part of these statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                         PREFERRED STOCK                   COMMON STOCK
                                     -----------------------       -----------------------------       ADDITIONAL
                                      SHARES         AMOUNT          SHARES            AMOUNT        PAID-IN CAPITAL
                                     --------       --------       ----------       ------------     ---------------
BALANCES, December 31, 1996           334,300       $ 10,000        4,590,400       $ 16,770,400       $         --

  Issuance of shares of common
    stock and warrants,
    net of offering costs                  --             --        2,600,000          8,129,000                 --
  Conversion to $.001 par
    value stock upon
    reincorporation                        --             --               --        (24,892,200)        24,892,200
  Repurchase of common stock               --             --               --                 --                 --
  Net Income                               --             --               --                 --                 --
                                     --------       --------       ----------       ------------       ------------
BALANCES, December 31, 1997           334,300         10,000        7,190,400              7,200         24,892,200

  Issuance of common stock warrants        --             --               --                 --            112,800
  Issuance of common stock upon
    acquisitions                           --             --        1,423,300              1,400          5,948,900
  Repurchase of common stock               --             --               --                 --                 --
  Common stock cancelled                   --             --          (47,700)              (100)          (238,400)
  Conversion of preferred
    stock into common stock          (265,500)        (7,900)         265,500                300              7,600
  Net income                               --             --               --                 --                 --
                                     --------       --------       ----------       ------------       ------------
BALANCES, December 31, 1998            68,800       $  2,100        8,831,500       $      8,800       $ 30,723,100
                                     ========       ========       ==========       ============       ============


                                                                  TREASURY STOCK                TOTAL
                                          ACCUMULATED       --------------------------       STOCKHOLDERS'
                                            DEFICIT           SHARES           AMOUNT           EQUITY
                                          -----------       ----------       ---------       ------------
BALANCES, December 31, 1996               $(4,567,100)              --              --       $ 12,213,300

  Issuance of shares of common
    stock and warrants,
    net of offering costs                          --               --              --          8,129,000
  Conversion to $.001 par
    value stock upon
    reincorporation                                --               --              --
  Repurchase of common stock                       --            4,800         (24,200)           (24,200)
  Net Income                                  402,300               --              --            402,300
                                          -----------       ----------       ---------       ------------
BALANCES, December 31, 1997                (4,164,800)           4,800         (24,200)        20,720,400

  Issuance of common stock warrants                --               --              --            112,800
  Issuance of common stock upon
    acquisitions                                   --               --              --          5,950,300
  Repurchase of common stock                       --          239,600        (938,800)          (938,800)
  Common stock cancelled                           --          (47,700)        238,500                 --
  Conversion of preferred
    stock into common stock                        --               --              --                 --
  Net income                                2,671,000                                           2,671,000
                                          -----------       ----------       ---------       ------------
BALANCES, December 31, 1998               $(1,493,800)         196,700       $(724,500)      $ 28,515,700
                                          ===========       ==========       =========       ============

        The accompanying notes are an integral part of these statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                1998               1997
                                                                            ------------       ------------
Cash flows from operating activities:
  Net income                                                                $  2,671,000       $    402,300
  Adjustments to reconcile net income to net cash
    provided by (used in) continuing operations:
        Depreciation and amortization                                            679,400            148,900
        Income from discontinued operations                                   (1,180,900)          (782,400)
        Undistributed earnings of Joint Venture                                 (343,700)           (78,900)
        Deferred tax provision                                                  (547,300)                --
        Changes in assets and liabilities:
            Increase in accounts receivable                                     (853,600)          (165,100)
            Decrease in deferred charges and other current assets                348,300            186,800
            Decrease (increase) in other assets                                    9,900            (33,800)
            Increase in accounts payable and accrued liabilities               1,376,900              3,000
            Decrease in deferred revenue                                        (683,100)          (301,200)
                                                                            ------------       ------------
        Net cash provided by (used in) continuing operations                   1,476,900           (620,400)
                                                                            ------------       ------------

Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired                            (3,242,900)           124,800
  Net proceeds from dispositions of businesses                                19,393,800                 --
  Expenditures for property and equipment                                       (599,800)           (48,400)
  Increase in other current assets                                              (268,000)                --
                                                                            ------------       ------------
        Net cash provided by investing activities                             15,283,100             76,400
                                                                            ------------       ------------
Cash flows from financing activities:
    Proceeds from sale of common stock, net of offering costs                         --          8,129,000
    Proceeds from borrowings                                                          --          2,750,000
    Repayments of borrowings                                                  (1,215,900)        (1,980,000)
    Repurchase of common stock                                                  (938,900)           (24,200)
                                                                            ------------       ------------
        Net cash  (used in) provided by financing activities                  (2,154,800)         8,874,800
                                                                            ------------       ------------

Net cash used in discontinued operations                                              --         (7,534,400)
                                                                            ------------       ------------

Net increase in cash and cash equivalents                                     14,605,200            796,400

Cash and cash equivalents - beginning of year                                    978,600            182,200
                                                                            ------------       ------------

Cash and cash equivalents - end of year                                     $ 15,583,800       $    978,600
                                                                            ============       ============
Cash paid during the year for interest                                      $    347,300       $     24,900
                                                                            ============       ============


        The accompanying notes are an integral part of these statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.       The Company

         TBA Entertainment Corporation and subsidiaries (the "Company") (formerly Nashville Country Club, Inc.) is a diversified communications and entertainment company that produces a broad range of business communications, meeting productions and entertainment services for corporate meetings, develops and produces integrated music marketing programs, manages music industry artists and develops and executes merchandising programs for entertainment and sporting events. The Company was incorporated in Tennessee in June 1993 and reincorporated in Delaware in September 1997.

2.       Basis of Financial Presentation

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Discontinued Operations

         Prior to 1998, the Company acquired and operated certain businesses that were sold in 1998 (Note 5). These businesses included the Nashville Country Club Restaurant (opened in November 1994 and sold in December 1998), the Village at Breckenridge Resort ("Breckenridge Resort") (acquired in April 1996 and sold in August 1998) and a 51% controlling interest in a group of entities (collectively referred to as "AWC") (acquired in July 1997 and sold in May 1998). The sale of these businesses has resulted in the reclassification of the operating results of these businesses to discontinued operations for all periods presented, in accordance with generally accepted accounting principles.

         Unaudited Pro Forma Financial Information

         During 1997 and 1998 the Company made several acquisitions which are described in greater detail in Note 4 (the "Acquisitions"). Operating results of each of the Acquisitions is included in the accompanying consolidated statements of operations from their respective acquisition dates. The following unaudited pro forma financial information represents the consolidated results for the years ended December 31, 1998 and 1997, as if the Acquisitions had occurred as of the beginning of such year. The pro forma results reflect certain adjustments, including amortization of the excess purchase price over fair value of net assets acquired, interest expense on the acquisition debt and adjustments to salaries and ownership distributions to former owners.

         No pro forma adjustments have been made for the results of operations of AWC before the July 31, 1997 acquisition date because the operations of AWC are reflected as discontinued operations. The pro forma results are not necessarily indicative of what actually would have occurred if the Acquisitions had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

                                                        UNAUDITED PRO FORMA
                                                  FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------------
                                                   1998                      1997
                                               ------------              ------------
         Total revenues ..................     $ 41,590,300              $ 33,678,200
         Income from continuing
           operations ....................     $  1,901,700              $  1,348,600
         Earnings per common share:
           Basic .........................             $.22                      $.19
           Diluted .......................             $.21                      $.18

         The above calculations of pro forma basic and diluted earnings per common share assumes that the following number of weighted average shares were outstanding:

                                           1998           1997
                                        ---------      ---------
                                              (Unaudited)
         Basic ...................      8,633,900      7,088,600
         Diluted .................      8,861,900      7,422,900

3.       Summary of Significant Accounting Policies

         Revenue Recognition

         The Company recognizes revenue when services are completed for an event. For those projects that provide for multiple events, the contract revenue and costs are apportioned and revenue and profit are recognized as each event occurs. Deferred income represents customer deposits and advance billings on future events. Deferred charges represent Company expenditures related to future events. For merchandise operations, revenue is recognized when the merchandise is shipped or sold to a customer.

         Costs Related to Revenue

         Costs related to revenue is comprised of all direct costs associated with the production of an event, including talent fees, contracted services, equipment rentals and costs associated with the production of audio-visual effects. Such costs are deferred until the event occurs. Cost of merchandise revenue is comprised of the direct costs of the merchandise sold.

         Cash and Cash Equivalents

         Cash and cash equivalents consist primarily of cash in banks and highly liquid investments purchased with an original maturity of three months or less. Cash and cash equivalents carry amounts approximate fair value. The Company holds its investments in highly qualified financial institutions.

         Property and Equipment

         Property and equipment consists of the following as of December 31, 1998:

         Land                                                    $   388,000
         Buildings and improvements                                  236,800
         Furniture, fixtures and equipment                         1,424,300
                                                                 -----------
                                                                   2,049,100
         Less - accumulated depreciation and amortization           (195,500)
                                                                 -----------
         Property and equipment, net                             $ 1,853,600
                                                                 ===========

         Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method, over the following estimated useful lives:

         Building and improvements ........................      3-25 years
         Furniture, fixtures and equipment ................       3-5 years

         The Company follows the policy of capitalizing expenditures that materially increase asset lives and charges ordinary maintenance and repairs to operations as incurred.

         Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consists of the following at December 31, 1998:

         Accounts payable .......................................    $1,131,200
         Accrued payroll and related taxes ......................     1,128,000
         Due to sellers of acquired businesses ..................       546,500
         Income taxes payable ...................................       590,500
         Other accrued expenses .................................       903,200
                                                                     ----------
                                                                     $4,299,400
                                                                     ==========

         Income Taxes

         The Company accounts for income taxes under the liability method required by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred income tax assets and liabilities based on enacted tax laws for any temporary differences between financial reporting and tax bases of assets, liabilities and carryforwards. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will be realized.

         Earnings (Loss) per Common Share

         The Company computes net income (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

         The following table sets forth the computation of basic and diluted earnings per common share:

                                                              1998             1997
                                                           ----------      -----------
         Basic Earnings Per Common Share:

         Net income (loss) from continuing operations      $1,490,100      $  (380,100)
         Weighted average common stock outstanding          7,851,600        5,680,300
                                                           ----------      -----------
         Basic earnings per common share                   $      .19      $      (.07)
                                                           ==========      ===========
         Diluted Earnings Per Common Share:

         Net income (loss) from continuing operations      $1,490,100      $  (380,100)
                                                           ----------      -----------
         Weighted average common stock outstanding          7,851,600        5,680,300

         Additional common stock resulting from
           dilutive securities:
           Preferred Stock                                    224,200          334,300
           Weighted average common stock issued in
             AEG transaction                                  163,500          310,000
           Stock options                                        4,200               --
                                                           ----------      -----------
         Weighted average common stock and dilutive
           securities outstanding                           8,243,500        6,324,600
                                                           ----------      -----------
         Diluted earnings per common share                 $      .18      $      (.06)
                                                           ==========      ===========

         Options and warrants to purchase 2,519,000 and 2,264,000 shares of common stock in 1998 and 1997, respectively, were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.

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

         Adoption of new Accounting Pronouncements

         Comprehensive Income -- In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This Statement, which is effective for all reporting periods beginning in 1998, requires the prominent disclosure of all components of Comprehensive Income, as defined. The Company currently does not have any operations that would give rise to any elements of comprehensive income.

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

         Reclassifications

         Certain reclassifications have been made to the 1997 consolidated financial statements to conform with classifications used in 1998.

4.       Acquisitions

         During 1997 and 1998, the Company made several acquisitions of businesses. The following is a description of each of the businesses acquired.

         1997 Acquisition

         Avalon Entertainment Group, Inc.

         Effective April 21, 1997, the Company acquired 100% of the common stock of TBA Entertainment Group Nashville, Inc., formerly Avalon Entertainment Group, Inc.("AEG"). The purchase price included a cash payment of $400,000 and the issuance of $2,480,000 of promissory notes ("AEG Notes") as of April 21, 1997, and a future contingent payment, to be paid in shares of common stock of the Company, based on the 1997 earnings of AEG. The aggregate purchase price for AEG was not to exceed $7,200,000. In contemplation of the payment of the future contingent amount, the Company placed 809,800 shares of the Company's common stock into escrow on April 21, 1997. In May 1998, the Company and the sellers agreed upon the amount of the future contingent payment on a basis different than that set forth in the original purchase agreement. On May 13, 1998, 445,400 shares were released from escrow to the sellers with the balance of the common stock returned to the Company. The release of the 445,400 shares to the sellers resulted in the recognition of additional purchase price for the acquisition of AEG of $1,781,600.

         1998 Acquisitions

         Titley Spalding & Associates, LLC

         On June 18, 1998 the Company acquired 100% of the membership interest of Titley Spalding & Associates, LLC ("TSA") for cash, stock and future contingent consideration. The maximum purchase price is approximately $7,500,000. At closing the Company paid $1,000,000 cash and issued 175,000 shares of the Company's stock valued at $754,700.

         During the remainder of 1998 and continuing through a portion of 2003 (the "Earnout Period"), the sellers of TSA will be paid additional sales price consideration based on the earnings of TSA during each of the years in the Earnout Period, up to a maximum of $5,755,000 additional purchase price. The additional purchase price for 1998 totaling $546,500 will be paid entirely in cash. Subsequent to 1998, the additional purchase price will be paid 60% in cash and 40% in notes payable which are payable in semi-annual installments with 8% interest over a 5-year period. Additional consideration paid during the Earnout Period will be recorded as goodwill and amortized over the remaining period of the original 10-year amortization period which commenced on the acquisition date.

         Corporate Productions, Inc.

         On August 11, 1998 the Company acquired 100% of the common stock of TBA Entertainment Group Chicago, Inc., formerly Corporate Productions, Inc. ("CPI"), for a maximum aggregate purchase price of approximately $5,000,000. The purchase price paid at closing included a cash payment of $1,450,000, the issuance of 414,000 shares of common stock of the Company valued at $2,000,000 and the issuance of $1,550,000 in aggregate amount of promissory notes ("CPI Notes").

         The CPI Notes accrue interest at 8% per annum and are payable in three equal annual installments of principal plus accrued interest, commencing August 2001. The CPI Notes are secured by a pledge of the CPI common stock owned by the Company.

         Image Entertainment Productions, Inc.

         On September 15, 1998, the Company acquired 100% of the common stock of TBA Entertainment Group Phoenix, Inc., formerly Image Entertainment Productions, Inc. ("Image"), for a maximum aggregate purchase price of approximately $1,375,000. The purchase price paid at closing included a cash payment of $687,000, the issuance of 60,000 shares of common stock of the Company valued at $230,000 and the issuance of a $458,000 promissory note ("Image Note").

         The principal amount of the Image Note is subject to reduction based on the earnings of Image during each of the years 1999 through 2000. The Image Note, as adjusted, accrues interest at 8% per annum and is payable in two installments of principal plus accrued interest equal to 65% of the Image Note on March 31, 2000 and the remainder on March 31, 2001.

         Magnum Communications, Inc.

         On October 15, 1998, the Company acquired 100% of the common stock of TBA Entertainment Group Dallas, Inc., formerly Magnum Communications, Inc. ("Magnum"), for $3,260,000. The purchase price paid at closing included a cash payment of $1,273,000, the issuance of 307,000 shares of common stock of the Company valued at $1,087,000 and the issuance of $900,000 in aggregate amount of promissory notes ("Magnum Notes"). The Magnum Notes accrue interest at 8% per annum and are payable in quarterly installments of interest only commencing December 31, 1998, and in quarterly installments of principal and interest commencing December 31, 1999.

         TKS Marketing, Inc.

         On December 8, 1998, the Company acquired 100% of the common stock of TKS Marketing, Inc. ("TKS"), for $625,000 cash plus future consideration. The maximum aggregate purchase price is approximately $1,250,000. TKS was previously affiliated with TSA. Through 2003, the sellers of TKS will be paid additional sales price consideration based on the earnings of TKS during each of the years during the earn-out period, up to a maximum of $625,000 additional purchase price.

         The accounting for the above-mentioned acquisitions is in accordance with the purchase method of accounting. The operations of the acquired businesses are included in the accompanying consolidated statements of operations from their respective acquisition dates. The purchase price for each acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the respective acquisition dates. The excess of the purchase price over the fair value of net assets acquired has been allocated to goodwill and is being amortized over periods ranging from five to twenty years. Amortization expense related to goodwill was $504,400 and $128,800 for the years ended December 31, 1998 and 1997. Accumulated amortization related to goodwill totaled $629,200 at December 31, 1998.

5.       DISPOSITIONS

         AWC

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

         On May 13, 1998 the Company sold its 51% controlling interest in certain of the AWC businesses to an unaffiliated third party (the "buyer") for $9,915,000 in cash before applicable transaction expenses. The individuals that owned the remaining 49% of AWC also sold their interest in these businesses to the buyer. The Company recognized a one-time pre-tax gain of $1,445,000 as a result of the sale of its interest in these businesses.

         Net operations attributable to those business of AWC included in the sale to the buyer from the July 31, 1997 acquisition date through the May 13, 1998 sale date, are included in discontinued operations in the accompanying consolidated statements of operations. The following is a summary of the revenue and expenses related to these businesses for the years ended December 31, 1998 and 1997:


                                                           1998              1997
                                                        -----------       -----------
         Revenues ...................................   $ 2,462,800       $13,204,000

         Operating expenses .........................     3,579,000        10,830,700
         Depreciation and amortization ..............       261,600           300,300
         Interest expense, net ......................        36,600            40,200
         Income tax (benefit) expense................      (189,800)          351,800
         Minority interest in net
         (loss) income of AWC .......................      (552,100)        1,319,400
                                                        -----------       -----------
         Net (loss) income from discontinued
           operations attributable to the Company ...   $  (672,500)      $   361,600
                                                        ===========       ===========

         Breckenridge Resort

         In July 1998, Village at Breckenridge Acquisition Corp. ("VABAC"), a wholly owned subsidiary of the Company and owner and operator of the Breckenridge Resort, entered into an agreement with an unaffiliated third party developer (the "Development Agreement"). Pursuant to the Development Agreement, VABAC agreed to sell a portion of the assets comprising the Breckenridge Resort to the Developer for $10,000,000. The sale is contingent upon the developer receiving approval of the development plan. The sale of these assets is expected to close in 1999.

         In a simultaneous transaction, the Company entered into an agreement to sell 100% of the common stock of VABAC to Vail Summit Resorts, Inc. ("Vail") for $34,000,000. Vail, by virtue of its acquisition of VABAC, also acquired the rights and obligations of the Development Agreement. The sale of the common stock of VABAC was consummated on August 12, 1998. The proceeds from the sale were distributed as follows:
         $19,762,300 to repay indebtedness at the Breckenridge Resort, $3,000,000 to an escrow account, $11,013,170 to the Company and the remainder to pay closing costs. The Company will be entitled to the $3,000,000 held in escrow upon the sale of the assets pursuant to the Development Agreement. As of December 31, 1998, the Company recorded a receivable for a portion of the escrow amount, totaling $2,121,200 which amount represented the Company's remaining investment in VABAC after receipt of the August 12, 1998 sale proceeds. This amount is reflected in "net short-term assets from the sale of discontinued operations" in the accompanying consolidated balance sheet. Upon receipt of the entire $3,000,000 held in escrow in 1999, the Company expects to recognize a one-time pre-tax gain as a result of the sale of VABAC.

         Nashville Restaurant

         In December 1998, the Company sold substantially all of the assets of the Nashville restaurant to an unaffiliated third party for $3,450,000. The assets included the Company's leasehold interest in land on which the Nashville restaurant is located, the building and equipment and an adjacent parking structure. The Company recognized a loss on the sale of the Nashville Restaurant of $248,500 in 1998.

         As a result of the sale of the Breckenridge Resort and the Nashville restaurant, together which previously comprised the Company's Resort Division, the operations of the Resort Division have been reclassified to discontinued operations for all periods presented. The following is a summary of the revenues and expenses related to the Resort Division for the years ended December 31, 1998 and 1997:

                                                         1998             1997
                                                     -----------      -----------
         Revenues .............................      $16,350,400      $23,791,800

         Operating expenses ...................       13,925,100       20,731,100
         Depreciation and amortization ........          710,200          947,100
         Interest expense, net ................        1,058,200        1,692,800
                                                     -----------      -----------
         Net income from discontinued
           Operations .........................      $   656,900      $   420,800
                                                     ===========      ===========

6.       Investment in Warner/TBA Joint Venture

         AEG owns a 50% interest in a joint venture with Warner Custom Music Corp. ("Warner") The joint venture, Warner/TBA (formerly Warner/Avalon), develops and coordinates live, sponsored music entertainment marketing tours and programs and related projects and generates revenues primarily from third party corporate sponsorships. Warner/TBA recognizes revenue by amortizing the contract sponsorship funds over the life of the related programs, which may range from single day events to tours lasting several months.

         AEG accounts for the investment using the equity method of accounting. Summary statements of operations data of Warner/TBA for the years ended December 31, 1998 and 1997 are as follows:

                                                1998             1997
                                             ----------      -----------
         Revenues .....................      $8,852,500      $10,831,700
         Net Income ...................      $  687,500      $   220,800

         Summary balance sheet data of Warner/TBA consists of the following as of December 31, 1998:

                  Current assets ................. $981,800
                  Non-current assets .............  304,500
                  Current liabilities ............  568,000
                  Partners' capital ..............  718,300

         As of December 31, 1998, the Company had undistributed earnings from Warner/TBA of $359,200 and a receivable from Warner/TBA of $51,400.

         During 1998, affiliates of Warner accounted for 60% of the gross revenues of Warner/TBA. The next two largest customers accounted for 21% and 16% of gross revenues of Warner/TBA. In 1997, the two largest customers accounted for 68% and 29% of gross revenues of Warner/TBA.

         In 1997, Warner/TBA entered into various agreements to develop a live, sponsored, music tour for each of the years 1997, 1998 and 1999. During 1997 the tour incurred operating losses of $666,000 which reduced Warner/TBA's net income for 1997. As of March 1998, a line-up of artists satisfactory to the tour sponsor was not available. Accordingly, the tour sponsor terminated its agreement with Warner/TBA, resulting in the cancellation of the tour program for 1998 and 1999.

7.       Long-Term Debt

         Long-term debt of the Company consists of the following as of December 31,1998:

         Acquisition notes payable (Note 4), interest at 8%, unsecured ..............     $ 2,908,000

         Note payable to a bank, interest at the bank's prime rate plus
         0.25%(8.0% at December 31, 1998), due in monthly installments with a balloon payment in December 2000, secured
         by a pledge of the common stock of AEG .....................................       2,080,000

         Mortgage note payable to a bank, interest at 8.25%,
         due in monthly installments through December 2011, secured by
         land and building ..........................................................         324,900

         Equipment notes payable, interest ranging from 7.57% to 10.25%, due in monthly installments with various maturity dates
         through February 2001, secured by equipment ................................         202,400
                                                                                          -----------
                                                                                            5,515,300

         Less-current portion .......................................................        (759,600)
                                                                                          -----------
                                                                                          $ 4,755,700
                                                                                          ===========

         The Company obtained a $250,000 line of credit in September 1997. The Company borrowed $150,000 on this line of credit in September 1997, which amount was repaid in June 1998.

         The Company recognized interest expense of $307,700 and $166,400 related to long-term debt for the year ended December 31, 1998 and 1997, respectively.

         Future annual maturities of long-term debt consists of the following as of December 31, 1998:

                           YEAR ENDING
                           DECEMBER 31,
                           ------------
                           1999.........................      $759,600
                           2000.........................     2,218,000
                           2001.........................     1,001,100
                           2002.........................       760,400
                           2003.........................       537,000
                           Thereafter...................       239,200
                                                            ----------
                                                            $5,515,300
                                                            ==========

8.       Stockholders' Equity

         Preferred Stock

         The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock. The Company has designated 557,100 shares of the authorized preferred stock as Series A Convertible Preferred Stock ("Series A Preferred Stock"), of which 334,300 shares were previously issued and were non-voting. In 1998, 265,500 shares of Series A Preferred Stock were converted into 265,500 shares of common stock. Subsequent to December 31, 1998, an additional 65,400 shares of Series A Preferred Stock were converted into 65,400 shares of common stock.

         Common Stock and Common Stock Warrants

         In April 1996, the Company completed an offering of 1,351,455 units, each consisting of two shares of common stock and one redeemable common stock purchase warrant. The redeemable warrants are detachable and separately transferable. Each redeemable warrant entitles the holder to purchase one share of common stock at a price of $6.25 per share until April 2001, and is redeemable by the Company at $0.50 per warrant under certain conditions. In connection with this offering, the underwriter was also granted a warrant to acquire up to 120,000 units at $15.50 per unit. The warrants issued in 1996 were outstanding at December 31, 1998.

         In July 1997, the Company issued 2,600,000 shares of its common stock. In connection with this offering, the underwriter was granted a warrant to acquire up to 130,000 shares of common stock at $4.20 per share until July 2002. These warrants were outstanding as of December 31, 1998.

         At December 31, 1998, the Company also had other outstanding warrants to purchase 147,500 shares of common stock at exercise prices ranging from $4.38-$6.00 per share, expiring 1999 through 2002.

         In August 1998, the board of directors authorized the repurchase, at management's discretion, of up to 1,000,000 shares of the Company's common stock until August 1999. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders' equity. As of December 31, 1998, the Company had repurchased 196,700 shares of common stock for total consideration of $724,500, pursuant to the stock repurchase program (Note 12).

         Stock Options

         In 1995 and 1996, the Company granted 80,000 non-qualified options to key employees and directors of which 28,000 have been cancelled as of December 31, 1998. In 1997 and 1998, the Company established two stock option plans that provide for the granting of either incentive stock options or non-qualified stock options to key employees, officers and directors of the Company. Under the two plans, the Company may grant a total of 750,000 stock options at prices not less than the fair market value on the date of grant, with expiration dates not exceeding ten years. As of December 31, 1998, the Company has granted 520,000 incentive stock options pursuant to these plans.

         Information relating to stock options during 1997 and 1998 is as follows:

                                                        Shares Under         Options Price         Weighted-Average
                                                          Options           Range Per Share         Exercise Price
                                                        ------------        ---------------        ---------------
         Options outstanding at December 31, 1996           80,000            $5.00-5.50                  $5.31
           Cancelled                                       (30,000)                 5.00                   5.00
           Granted                                         300,000             4.50-5.40                   5.28
                                                          --------
         Options outstanding at December 31, 1997          350,000             4.50-5.50                   5.31
           Cancelled                                      (298,000)            5.00-5.50                   5.38
           Granted                                         520,000             3.78-4.20                   4.12
                                                          --------
         Options outstanding at December 31, 1998          572,000             3.78-5.50                   4.23
                                                          ========
         Options exercisable at December 31, 1998          496,500                                         4.26
                                                          ========

         The weighted average remaining life of the outstanding stock options at December 31, 1998 was six years.

         The Company applies APB Opinion No. 25 ("Accounting for Stock Issued to Employees") and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations for options issued. Had compensation cost been determined based on the fair value of the stock options at grant date consistent with the method of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company's net income (loss) from continuing operations and net income (loss) per share would have been the unaudited pro forma amounts indicated below:

                                                                      1998          1997
                                                                   ----------    ----------
                                                                          (Unaudited)
         Net income (loss) from continuing operations:
             As reported ......................................    $1,490,100    $ (380,100)
             Pro forma ........................................     1,250,600      (813,200)
         Basic earnings per common share:
             As reported ......................................           .19          (.07)
             Pro forma ........................................           .16          (.14)
         Diluted earnings per common share:
             As reported ......................................           .18          (.06)
             Pro forma ........................................           .15          (.13)

         As required by SFAS 123, the Company provides the following disclosure of hypothetical values for these awards. The weighted-average grant-date fair value of options granted during 1998 and 1997 was estimated to be $1.70 and $1.51, respectively.

         The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 1998 and 1997, respectively; risk free interest rates of 5.67 and 6.70 percent; expected lives of 3 years; volatility of 64 percent and 40 percent and no assumed dividends. Additional adjustments are made for assumed cancellations and expectations that shares acquired through the exercise of options are held during employment.

         Change in Par Value

         In September 1997, Company stockholders approved a reincorporation of the Company in the State of Delaware and a change from no par value to $.001 par value common and preferred stock. The change in par value has been recorded as an adjustment to additional paid-in capital and common stock.

9.       Income Taxes

         The provision for income taxes consists of the following for the year ended December 31, 1998:

                                                                            1998
                                                                            ----
                      Current
                        Federal ......................................    $373,200
                        State ........................................     363,700
                      Deferred
                        Federal ......................................    (465,200)
                        State ........................................     (82,100)
                                                                          --------
                      Total ..........................................    $189,600
                                                                          ========

         There is no current or deferred tax expense from continuing operations for 1997 as the Company utilized net operating loss carryforwards. The benefits of net operating loss carryforwards and other temporary differences had not previously been recognized as of December 31, 1997.

         A reconciliation of the difference between the statutory federal tax rate and the Company's effective tax rate is as follows:

                                                              Year Ended
                                                             December 31,
                                                             ------------
                                                                1998
                                                               -------
                 Income taxes at statutory federal rate ...   $ 1,085,400
                 State income tax, net of federal tax
                   benefit ................................       191,500
                 Non-deductible goodwill amortization .....       189,400
                 Change in valuation allowance ............    (1,415,100)
                 Other ....................................       138,400
                                                               ----------
                 Income tax provision .....................   $   189,600
                                                              ===========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                                         1998            1997
                                                                         ----         -----------
         Deferred tax assets:
                  Net operating loss carryforwards ..................    $  60,000     $ 1,710,000
                  Deferred gain on sale of discontinued operations...      406,100              --
                  Accrued payroll related costs......................      242,400           5,000
                  Deferred costs ....................................       19,400          40,000
                  Other .............................................       91,800          15,000
                                                                         ---------     -----------
                                                                           819,700     $ 1,770,000
         Deferred tax liabilities:
                  Accelerated depreciation for tax ..................      (57,500)       (140,000)
                                                                         ---------     -----------
         Net deferred tax asset .....................................      762,200       1,630,000
         Valuation allowance ........................................     (214,900)     (1,630,000)
                                                                         ---------     -----------
                                                                         $ 547,300     $        --
                                                                         =========     ===========

         During 1998, the valuation allowance for net deferred tax assets was reduced by $1,415,100 due to the use of net operating loss carryforwards in 1998.

10.      Commitments and Contingencies

         Operating Leases

         The Company leases office space under non-cancelable operating lease agreements expiring in various years through 2005.

         Commitments for operating leases:

               1999......................... $  484,400
               2000.........................    493,400
               2001.........................    468,800
               2002.........................    392,500
               2003.........................    198,200
               Thereafter...................    260,900
                                             ----------
                                             $2,298,200
                                             ==========

         The Company incurred rent expense of approximately $285,300 and $95,800 for the years ended December 31, 1998 and 1997, respectively.

         Contingencies

         The Company is a party to legal proceedings incidental to its business. Certain claims, suits or complaints arising out of the normal course of business have been filed or were pending against the Company. Although it is not possible to predict the outcome of such litigation, based on the facts known to the Company and after consultation with legal counsel, management believes that such litigation will not have a material adverse effect on its financial position or results of operations.

11.      Business Segment Information

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." The statement requires presentation of segment information based on the way management makes decisions and assesses performance. The Company believes that all of its material operations are part of the entertainment services industry, and it currently reports as a single industry segment. The Company conducts substantially all of its entertainment operations in the United States. Within the single entertainment services industry segment, the Company has four operating divisions: corporate communications & entertainment, entertainment marketing & special events, artist management and event merchandising. The revenue and gross profit of each of these divisions is reported in the following table. Inter-division revenue is insignificant.

                             Corporate       Entertainment
                            Communications     Marketing &        Artist           Event
                           & Entertainment   Special Events     Management     Merchandising
                           ----------------  --------------     ----------     -------------
1998
  Revenues ..............    $23,461,500       $837,500         $1,721,300     $1,252,400
  Gross profit margin....      6,623,200        227,400          1,721,300        232,100

1997
  Revenues ..............      6,262,700             --            155,400         19,000
  Gross profit margin ...      1,580,400             --            142,100          9,000

12.      Subsequent Events

         Repurchase of Common Stock

         Subsequent to December 31, 1998, the Company repurchased 398,600 shares of its common stock for total consideration of $1,850,700, pursuant to the stock repurchase program (Note 8).

         1999 Acquisition

         On March 17, 1999, the Company acquired 100% of the common stock of Karin Glass Associates, Inc. and affiliated companies (collectively, "KGA"), for a maximum purchase price of approximately $3,200,000. The purchase price paid at closing included a cash payment of $2,300,000 and the issuance of 221,500 shares of common stock of the Company valued at $900,000. The purchase price paid at closing is subject to reduction based on the earnings of KGA during each of the years 1999 and 2000. The sellers have pledged their shares of common stock of the Company as collateral during the earn-out period.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information required by this Item regarding the directors and executive officers of the Company will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1999 annual meeting of stockholders and is incorporated herein by reference thereto.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this Item regarding the directors and executive officers of the Company will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1999 annual meeting of stockholders and is incorporated herein by reference thereto.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1999 annual meeting of stockholders and is incorporated herein by reference thereto.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1999 annual meeting of stockholders and is incorporated herein by reference thereto.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

         EXHIBIT
          NUMBER                               DESCRIPTION OF DOCUMENT
        ---------                  ---------------------------------------------
          2.1(1)         --        Merger Agreement between TBA Entertainment
                                   Corporation and Avalon Acquisition Corp.,
                                   Inc. and Avalon Entertainment Group, Inc.

          2.2(2)         --        Purchase Agreement between TBA Entertainment
                                   Corporation, Titley Spalding & Associates,
                                   LLC, Clarence Spalding and Robert R. Titley
                                   dated June 18, 1998.

          2.3(3)         --        Purchase Agreement between TBA Entertainment
                                   Corporation and SFX Entertainment, Inc. and
                                   AWC Acquisition Corp. dated May 13, 1998.

          2.4(4)         --        Stock Purchase Agreement between TBA
                                   Entertainment Corporation, Magnum
                                   Communications, Inc, William R. Cox, Gary A.
                                   Larr, Charles A. Barry and Lon M. Hudman
                                   dated October 15, 1998.

          2.5*           --        Merger Agreement among TBA Entertainment
                                   Corporation, CPI Acquisition Corp., Inc.,
                                   Richard S. Smith, Richard W. Perry, Pamela J.
                                   Furmanek and Corporate Productions, Inc.
                                   dated August 11, 1998.

          2.6*           --        Stock Purchase Agreement among TBA
                                   Entertainment Corporation, Kenneth C. Koziol
                                   and Image Entertainment Productions dated
                                   September 15, 1998.

          2.7*                     Stock Purchase Agreement among TBA
                                   Entertainment Corporation, Karin Glass and
                                   Associates, Inc., Ink Up, Inc., KGA, Inc.,
                                   Karin Glass and Kenneth Glass dated March 18,
                                   1999.

          3.1(5)         --        Certificate of Incorporation of the Company.

          3.2(6)         --        Bylaws of the Company.

          4.1(7)         --        Specimen Common Stock Certificate.

          4.2(5)         --        Article IX of the Certificate of
                                   Incorporation of the Company (included in
                                   Exhibit 3.1).

          4.3(8)         --        Certificate of Designation of Series A
                                   Convertible Preferred Stock of the Company.

          4.4(9)         --        Specimen Warrant Certificate.

          10.1(10)       --        Purchase and Sale Agreement between TBA
                                   Entertainment Corporation and Vail Summit
                                   Resorts, Inc. dated July 10, 1998.

          10.2(11)       --        Employment Agreement dated as of January 1,
                                   1994 between the Company and Thomas Jackson
                                   Weaver III.

         EXHIBIT
          NUMBER                               DESCRIPTION OF DOCUMENT
        ---------                  ---------------------------------------------
          10.3(12)       --        Employment Agreement dated as of January 1,
                                   1994 between the Company and Prab Nallamilli.

          10.4(13)       --        Stock Purchase Warrant dated February 24,
                                   1994 between the Company and Yee, Desmond,
                                   Schroeder & Allen, Inc.

          10.5(14)       --        Form of Indemnification Agreement between the
                                   Company and each of the directors and
                                   executive officers.

          10.6(15)       --        TBA Entertainment Corporation 1995 Stock
                                   Option Plan.

          10.7(16)       --        Form of Stock Option Agreement for options
                                   granted under the 1995 Stock Option Plan.

          10.8(17)       --        TBA Entertainment Corporation 1997 Stock
                                   Option Plan.

          10.9(18)       --        Form of Stock Option Agreement for options
                                   granted under the 1997 Stock Option Plan.

          10.10(19)      --        Representative's Warrant Agreement dated
                                   April 23, 1996 between the Company and H.J.
                                   Meyers & Co., Inc.

          10.11(20)      --        Warrant Agreement dated April 23, 1996 among
                                   the Company, H.J. Meyers & Co., Inc. and
                                   American Stock Transfer & Trust Company.

          10.12(21)      --        Registration Rights Agreement between the
                                   Company, Robert E. Geddes, Greg M. Janese,
                                   Thomas Miserendino, Brian K. Murphy and Marc
                                   W. Oswald.

          10.13(22)      --        Consulting Agreement between Avalon
                                   Entertainment Group, Inc. and Robert E.
                                   Geddes.

          10.14(23)      --        Consulting Agreement between Avalon
                                   Entertainment Group Inc. and Thomas
                                   Miserendino.

          10.15(24)      --        Employment Agreement between Avalon
                                   Entertainment Group, Inc. and Marc W. Oswald.

          10.16(25)      --        Employment Agreement between Avalon
                                   Entertainment Group, Inc. and Greg M. Janese.

          10.17(26)      --        Placement Agent Warrant Agreement between the
                                   Company and Rauscher Pierce Refsnes, Inc.

          21*            --        Subsidiaries of the Company.

          27*            --        Financial Data Schedule


----------

*     Filed herewith.

(1) Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated on April 21, 1997.

(2) Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated on June 18, 1998.

(3) Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 13, 1998.

(4) Incorporated herein by reference to the Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 18, 1998.

(5) Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 21, 1997.

(6) Incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated April 21, 1997.

(7) Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 21, 1997.

(8) Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated April 21, 1997.

(9) Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form SB-2 (Registration No. 33-97890) dated March 15, 1996.

(10) Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended (June 30, 1998).

(11) Incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-69944) dated December 8, 1993.

(12) Incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (Registration No. 33-69944) dated December 8, 1993.

(13) Incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (Registration No. 33-69944) dated December 8, 1993.

(14) Incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (Registration No. 33-69944) dated December 8, 1993.

(15) Incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(16) Incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(17) Incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(18) Incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(19) Incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(20) Incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(21) Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(22) Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(23) Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(24) Incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(25) Incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(26) Incorporated herein by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K dated June 20, 1997.

      No reports on Form 8-K were filed during the quarterly period ended December 31, 1998.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Hickory Valley, Tennessee, on the 31st day of March, 1999.


                                             TBA ENTERTAINMENT CORPORATION


                                             By: /s/ Thomas Jackson Weaver III
                                                ------------------------------
                                             Thomas Jackson Weaver III
                                             Chairman of the Board and
                                             Chief Executive Officer


    In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

            SIGNATURE                            TITLE                              DATE
            ---------                            -----                              ----
/s/ Thomas Jackson Weaver III      Chairman of the Board, Chief Executive       March 31, 1999
--------------------------------   Officer and President (Principal
 Thomas Jackson Weaver III         Executive and Financial Officer)

/s/ Joseph C. Galante
--------------------------------   Director                                     March 31, 1999
 Joseph C. Galante

/s/ Frank Bumstead
--------------------------------   Director                                     March 31, 1999
 Frank Bumstead

/s/ Charles Flood
--------------------------------   Director                                     March 31, 1999
 Charles Flood

/s/ Prab Nallamilli
--------------------------------   Director                                     March 31, 1999
 Prab Nallamilli

/s/ Louis J. Risi, Jr.
--------------------------------   Director                                     March 31, 1999
 Louis J. Risi, Jr.

/s/ Steven L. Risi
--------------------------------   Director                                     March 31, 1999
 Steven L. Risi

/s/ Frank A. McKinnie Weaver, Sr.
--------------------------------   Director                                     March 31, 1999
 Frank A. McKinnie Weaver, Sr.

/s/ Kyle Young
--------------------------------   Director                                     March 31, 1999
 Kyle Young

/s/ Bryan J. Cusworth
--------------------------------  Chief Financial Officer (Principal            March 31, 1999
 Bryan J. Cusworth                Accounting Officer)

                                  EXHIBIT INDEX


       EXHIBIT NO.                           DESCRIPTION
       ----------        -------------------------------------------------------
          2.5            Merger Agreement among TBA Entertainment Corporation,
                         CPI Acquisition Corp., Inc., Richard S. Smith, Richard
                         W. Perry, Pamela J. Furmanek and Corporate Productions,
                         Inc., dated August 11, 1998

          2.6            Stock Purchase Agreement among TBA Entertainment
                         Corporation, Kenneth C. Koziol and Image Entertainment
                         Productions dated September 15, 1998

          2.7            Stock Purchase Agreement among TBA Entertainment
                         Corporation, Karin Glass and Associates, Inc., Ink Up,
                         Inc., Karin Glass and Kenneth Glass dated March 18,
                         1999

          21             Subsidiaries of the Company

          27             Financial Data Schedule