Form 10-Q
period 1999-03-31
TBA ENTERTAINMENT CORP
filed 1999-05-17
CIK 913201

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

                             COMMISSION FILE NUMBER
                                     0-22582

                          TBA ENTERTAINMENT CORPORATION
             (Exact Name of Registrant as specified in its Charter)

           DELAWARE                                         62-1535897
 (State or other jurisdiction of                         (I.R.S. employer
  incorporation or organization)                        identification no.)


        16501 VENTURA BOULEVARD
           ENCINO, CALIFORNIA                                  91436
 (Address of principal executive offices)                    (Zip Code)

                                 (818) 728-2600
              (Registrant's telephone number, including area code)


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of May 7, 1999, the Registrant had outstanding 8,507,600 shares of Common Stock, par value $.001 per share.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS


                   PART I - Financial Information

        Item 1.    Consolidated Financial Statements

                   Consolidated Balance Sheets.......................    3
                   Consolidated Statements of Operations.............    4
                   Consolidated Statements of Cash Flows.............    5
                   Notes to Consolidated Financial Statements........    6

        Item 2.    Management's Discussion and Analysis of Financial.    9
                   Condition and Results of Operations


                   PART II - Other Information


        Item 6.    Exhibits and Reports on Form 8-K .................   14

        Signatures...................................................   15

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 31,           DECEMBER 31,
                                                                     1999                  1998
                                                                  -----------          ------------
                          ASSETS                                  (UNAUDITED)

Current assets:
   Cash and cash equivalents ..............................       $ 12,296,400          $ 15,583,800
   Accounts receivable, net of allowance for doubtful
       accounts of $55,800 and $130,800, respectively .....          2,813,000             2,355,100
   Deferred charges and other current assets ..............          1,588,400             1,616,800
   Net short-term assets from sale of discontinued
       operations .........................................          3,154,100             2,552,000
                                                                  ------------          ------------
              Total current assets ........................         19,851,900            22,107,700

Property and equipment, net ...............................          2,577,800             1,853,600

Other assets, net:
   Goodwill ...............................................         18,250,300            16,008,600
   Investment in Joint Venture ............................            265,000               410,600
   Other ..................................................             84,100                64,700
                                                                  ------------          ------------
              Total assets ................................       $ 41,029,100          $ 40,445,200
                                                                  ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities ...............       $  4,708,000          $  4,299,400
   Deferred revenue .......................................          2,152,500             2,114,800
   Current portion of long-term debt ......................          1,317,700               759,600
                                                                  ------------          ------------
             Total current liabilities ....................          8,178,200             7,173,800

Long-term debt, net of current portion ....................          4,478,400             4,755,700
                                                                  ------------          ------------
             Total liabilities ............................         12,656,600            11,929,500
                                                                  ------------          ------------

Stockholders' equity:
  Preferred stock, $.001 par value; authorized 1,000,000
    shares, 68,800 and 4,600 of Series A convertible
    preferred stock issue and outstanding, respectively,
    liquidation preference, $2,100 and $100, respectively .                100                 2,100
  Common stock, $.001 par value; authorized 20,000,000
    shares, 8,831,500 and 8,927,800 shares issued,
    respectively ..........................................              8,900                 8,800
  Additional paid in capital ..............................         30,743,300            30,723,100
  Accumulated deficit .....................................           (686,300)           (1,493,800)
  Less treasury stock, at cost, 196,700 and 404,700
    shares, respectively ..................................         (1,693,500)             (724,500)
                                                                  ------------          ------------
             Total stockholders' equity ...................         28,372,500            28,515,700
                                                                  ------------          ------------
             Total liabilities and stockholders' equity ...       $ 41,029,100          $ 40,445,200
                                                                  ============          ============


                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              1999                1998
                                                         -------------         -----------

 Revenues........................................          $11,244,800          $4,189,500
 Costs related to revenue........................            7,432,500           2,783,700
                                                           -----------          ----------
          Gross profit margin....................            3,812,300           1,405,800

 Selling, general and administrative expense.....            2,889,400           1,111,900
 Depreciation and amortization expense...........              374,100              57,800
 Equity in loss (income) of Joint Venture........              156,900             (90,500)
 Interest (income) expense, net..................             (146,400)             45,500
                                                           -----------          ----------

 Income from continuing operations
   before income taxes ..........................              538,300             281,100
 Provision for income taxes  ....................              210,000                  --
                                                           -----------          ----------
 Income from continuing operations ..............              328,300             281,100
                                                           -----------          ----------

 Discontinued operations:
     Income from operations, including income
         tax benefit of $91,600 for the three
         months ended March 31, 1998..............                  --           1,292,300
     Gain on disposition of discontinued
       operations, net of income tax provision of
       $399,600 for the three months ended
       March 31, 1999.............................             479,200                  --
                                                            ----------          ----------
     Income from discontinued operations.........              479,200           1,292,300
                                                            ----------          ----------

 Net income......................................           $  807,500          $1,573,400
                                                            ==========          ==========

 Earnings per common share -- basic:
       Income from continuing operations.........                 $.04                $.04
       Income from discontinued operations.......                  .06                 .18
                                                            ----------          ----------
 Net income......................................                 $.10                $.22
                                                            ==========          ==========

 Earnings per common share -- diluted:
       Income from continuing operations.........                 $.04                $.04
       Income from discontinued operations.......                  .06                 .16
                                                            ----------          ----------
 Net income......................................                 $.10                $.20
                                                            ==========          ==========



                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              1999            1998
                                                                             --------       ----------

Cash flows from operating activities:
    Net income .....................................................      $    807,500       $  1,573,400
                                                                          ------------       ------------
    Adjustments to reconcile net income to net cash provided
      by continuing operations:
        Income from discontinued operations ........................          (479,200)        (1,292,300)
        Depreciation and amortization ..............................           374,100             57,800
        Equity in loss (income) of Joint Venture ...................           156,900            (90,500)
        Changes in assets and liabilities:
             Decrease (increase) in accounts receivable ............           235,000           (322,300)
             Decrease (increase) in deferred charges and other
                current assets .....................................           138,400           (108,000)
             (Increase) in other assets ............................           (42,400)           (21,100)
             (Decrease) increase in accounts payable and
                accrued liabilities ................................          (292,200)           547,500
             Increase in advance deposits and deferred revenue......            37,600            214,100
                                                                          ------------       ------------
                    Total adjustments ..............................           128,200         (1,014,800)
                                                                          ------------       ------------
                    Net cash provided by continuing operations .....           935,700            558,600
                                                                          ------------       ------------

Cash flows from investing activities:
    Proceeds from dispositions of businesses .......................           381,000               --
    Acquisition of business, net of cash acquired ..................        (2,435,800)              --
    Expenditures for property and equipment ........................          (187,400)          (116,100)
                                                                          ------------       ------------
                    Net cash used in investing activities ..........        (2,242,200)          (116,100)
                                                                          ------------       ------------
Cash flows from financing activities:
      Proceeds from borrowings .....................................            73,000               --
      Purchase of treasury stock ...................................        (1,850,700)              --
      Repayments of borrowing ......................................          (203,200)          (780,000)
                                                                          ------------       ------------
                    Net cash used in financing activities ..........        (1,980,900)          (780,000)
                                                                          ------------       ------------
Net cash provided by discontinued operations .......................              --              149,200
                                                                          ------------       ------------
Net decrease in cash and cash equivalents ..........................        (3,287,400)          (188,300)

Cash and cash equivalents - beginning of period ....................        15,583,800            978,600
                                                                          ------------       ------------
Cash and cash equivalents - end of period ..........................      $ 12,296,400       $    790,300
                                                                          ============       ============




                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND BASIS OF PRESENTATION:

    TBA Entertainment Corporation and subsidiaries (collectively, the "Company"), is a diversified communications and entertainment company that produces a broad range of business communications, meeting production and entertainment services for corporate meetings, develops and produces integrated music marketing programs, manages music industry artists and develops and executes merchandising programs for entertainment and sporting events.

    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete year-end financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes included in the Company's Form 10-KSB for the year ended December 31, 1998.

    In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of March 31, 1999, and the results of its operations and cash flows for the three-month periods ended March 31, 1999 and 1998, respectively, have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

    Certain prior period amounts have been reclassified to conform with the 1999 presentation. Such reclassifications had no impact on the Company's 1998 net income.

2. NET INCOME PER COMMON SHARE

    The following table sets forth the computation of basic and diluted earnings per common share:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      1999             1998
                                                   -----------      -----------
                                                                    (UNAUDITED)
    Basic earnings per common share:
    Income from continuing operations ........      $  328,300      $  281,100
    Weighted average common stock outstanding        8,449,600       7,192,900
                                                    ----------      ----------
    Basic earnings per common share ..........      $      .04      $      .04
                                                    ==========      ==========

    Diluted earnings per common share:
    Income from continuing operations ........      $  328,300      $  281,100
                                                    ----------      ----------
    Weighted average common stock outstanding        8,449,600       7,192,900
    Additional common stock resulting from
      dilutive securities:
      Preferred stock ........................           4,600         334,300
      Weighted average common stock issued in
          connection with acquisitions .......            --           445,400
      Shares issuable for stock options and
          warrants ...........................          39,100            --
                                                    ----------      ----------
    Common stock and dilutive securities
         outstanding .........................       8,493,200       7,972,600
                                                    ----------      ----------
    Diluted earnings per common share ........      $      .04      $      .04
                                                    ==========      ==========




    Options and warrants to purchase 2,774,900 and 2,589,000 shares of common stock in 1999 and 1998, respectively, were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.

3. INVESTMENT IN JOINT VENTURE

    The Company owns a 50% interest in a joint venture with Warner Custom Music Corp. The joint venture, Warner/TBA, develops and coordinates live, sponsored music entertainment marketing tours and programs, and related projects, and generates revenues primarily from third party corporate sponsorships. Warner/TBA recognizes revenue by amortizing the contract sponsorship funds over the life of the related programs, which may range from single day events to tours lasting several months.

    The Company accounts for the investment using the equity method of accounting. Summary unaudited statements of operations data of Warner/TBA are as follows:

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                       1999                1998
                                    ----------          -----------
                                              (UNAUDITED)
             Revenues........       $   71,200          $1,888,000
             Net (loss) income        (313,800)            181,000

    Summary unaudited balance sheet data of Warner/TBA consists of the following:


                                               AS OF
                                          MARCH 31, 1999
                                          --------------
                                            (UNAUDITED)
                    Current assets ....      $4,041,000
                    Non-current assets          267,400
                    Current liabilities       3,903,900
                    Partners' capital .         404,500


4.  1999 ACQUISITION

    On March 17, 1999, the Company acquired 100% of the common stock of Karin Glasse & Associates, Inc. and affiliated companies (collectively, "KGA"), for a maximum purchase price of approximately $3,200,000. The purchase price paid at closing included a cash payment of $2,300,000 and the issuance of 221,500 shares of common stock of the Company valued at $900,000. The purchase price paid at closing is subject to reduction based on the earnings of KGA during each of the years 1999 and 2000. The sellers pledged their shares of common stock of the Company as collateral during the earn-out period. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the date of acquisition.

5.  1998 DISPOSITIONS

    Prior to 1998, the Company acquired and operated certain businesses that were sold in 1998. These businesses included the Nashville Country Club Restaurant (opened in November 1994 and sold in December 1998), the Village at Breckenridge Resort ("Breckenridge Resort") (acquired in April 1996 and sold in August 1998) and a 51% controlling interest in a group of entities (collectively referred to as "AWC") (acquired in July 1997 and sold in May
    1998). The sale of these businesses has resulted in the reclassification of the operating results of these businesses to discontinued operations for the three months ended March 31, 1998, in accordance with generally accepted accounting principles.

    The following is a summary of the revenue and expenses related to the Breckenridge Resort and the Nashville Country Club Restaurant, together which previously comprised the Company's Resort Division, that are included in discontinued operations for the three months March 31, 1998:


                                       THREE MONTHS ENDED
                                         MARCH 31, 1998
                                       ------------------
                                           (UNAUDITED)

        Revenues...................       $10,083,200
        Operating expenses.........         7,694,200
        Depreciation and
          amortization.............           266,200
        Interest expense, net......           409,100
                                           ----------
        Net income from
          discontinued operations..        $1,713,700
                                           ==========

    The following is a summary of the revenue and expenses of AWC that are included in discontinued operations for the three months ended
    March 31, 1998:


                                               THREE MONTHS ENDED
                                                  MARCH 31, 1998
                                               -------------------
                                                    (UNAUDITED)

           Revenues...........................     $1,279,400
           Operating expenses.................      2,157,300
           Depreciation and amortization......        183,500
           Interest expense, net..............         25,100
           Income tax benefit.................        (91,600)
           Minority interest in net loss
             of AWC...........................       (573,500)
                                                   ----------
           Net loss from discontinued
             operations attributable to
             the Company......................     $ (421,400)
                                                   ==========

    In August 1998, the Company sold the Breckenridge Resort to Vail Summit Resorts, Inc. ("Vail"). Pursuant to the sale agreement, $3,000,000 of the sales proceeds that were being held in escrow until the consummation of certain other transactions between Vail and an unaffiliated third party developer were released to the Company in April 1999. As a result, the Company recognized a gain from the sale of the Breckenridge Resort in the three months ended March 31, 1999 of $479,200, net of income taxes of $399,600.

6.  COMMON STOCK REPURCHASE PROGRAM

    In August 1998, the board of directors authorized the repurchase, at management's discretion, of up to 1,000,000 shares of the Company's common stock until August 1999. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders' equity. During the three months ended March 31, 1999, the Company repurchased 398,600 shares of its common stock for total consideration of $1,850,700 pursuant to the stock repurchase program.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

The purpose of the following discussion and analysis is to explain the major factors and variances between periods of the Company's financial condition and results of operations. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and notes thereto included in the Company's 1998 Form 10-KSB.

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

In April 1997, the Company acquired its first corporate communications and entertainment company, TBA Entertainment Group Nashville, Inc., formerly Avalon Entertainment Group, Inc. ("AEG"), including a 50% interest in the Warner/TBA (formerly Warner/Avalon) joint venture. In 1998, the Company grew its operations through the acquisition of several additional corporate communications and entertainment services businesses, including Titley Spalding & Associates, LLC ("TSA"), TBA Entertainment Group Chicago, Inc., formerly Corporate Productions, Inc. ("CPI"), Corporate Incentives, Inc. ("CII"), TBA Entertainment Group Phoenix, Inc., formerly Image Entertainment Productions, Inc. ("Image"), TBA Entertainment Group Dallas, Inc., formerly Magnum Communications, Inc. ("Magnum"), and TKS Marketing, Inc. ("TKS") (collectively, the "1998 Acquisitions"). In 1999, the Company also completed the acquisition of Karin Glass & Associates, Inc. and affiliated companies (collectively, "KGA").

General

The Company currently derives a majority of its revenues (73% and 98% for the three months ended March 31, 1999 and 1998, respectively) from the production of business communications and entertainment events for corporate clients. The Company works with its clients to develop creative programming to deliver messages to the client's targeted audiences. The Company receives a fee for providing these services, which may include developing creative content, designing audio/visual presentations and arranging for live entertainment and related production services, including lights and sound. Revenue is recognized when the services are completed for each event. Costs of producing the events are also deferred until the event occurs.

The remainder of the Company's revenues are generated from artist management (5% and 2% of total revenues for the three months ended March 31, 1999 and 1998, respectively), event merchandising (19% and 0% of total revenues for the three months ended March 31, 1999 and 1998, respectively) and entertainment marketing (3% and 0% of total revenues for the three months ended March 31, 1999 and 1998, respectively). Artist management revenue, which generally consists of commissions received from artists' earnings, is recognized in the period in which the artist earns the revenue. There are generally only minimal direct costs associated with generating artist management revenue. Event merchandising revenue is recognized when the merchandise is shipped or sold to the customer. Cost of sales includes the direct cost of acquiring or producing the merchandise. Entertainment marketing revenues and cost of revenues are recognized when the services are completed for each program or, for those programs with multiple events, apportioned to each event and recognized as each event occurs.

The Company also develops and produces entertainment marketing programs and special events through a 50% interest in Warner/TBA, a joint venture with an affiliate of Time Warner. The Company accounts for these activities using the equity method of accounting.

Results of Operations - Comparison of the three months ended
                        March, 1999 and 1998

Results of operations of each of the 1998 Acquisitions and the KGA acquistion, are included from the corresponding acquisition dates.

Revenues increased $7,055,300, or 168%, to $11,244,800 in the 1999 period from $4,189,500 in the 1998 period. $4,156,200 of the increase resulted from the production of 73 additional corporate meeting and entertainment events, to 149 events in the 1999 period compared to 76 events produced in the 1998 period. The increase in the number of shows is primarily attributable to the acquisitions of CPI, Image and Magnum, which occurred in the third and fourth quarters of 1998. The average revenue per event increased to approximately $56,200 in the 1999 period from $53,900 in the 1998 period. The Company is aggressively pursuing larger corporate meeting and entertainment events with Fortune 1000 companies.

In the 1999 period, the Company produced 5 events with revenues in excess of $250,000, versus one such event in the 1998 period. However, the impact of the increase in the number of larger events was somewhat offset by the acquisition of Image, which occurred in September 1998. Historically, Image has produced a large number of relatively low revenue events. The Company anticipates that Image will produce fewer low revenue events in the future as the Company seeks to expand Image's corporate communications and entertainment services.

Artist management revenues increased $440,200 for the 1999 period from the 1998 period. The increase results from the addition of five artists to the Company's artist management roster. The addition of three of these artists resulted from the acquisition of TSA, which occurred in June 1998. Event merchandising revenues increased $2,161,500 for the 1999 period from the 1998 period, due to the addition of merchandising activities through the acquisition of CII (August
1998) and KGA (March 1999). The Company did not have significant merchandising activities in the first quarter of 1998. The remaining revenue increase of $297,400 results from continuing record sale royalties associated with the comprehensive pay per view entertainment marketing program that was executed by the Company in the fourth quarter of 1998. In the 1998 period, all entertainment marketing programs were executed through the Warner/TBA joint venture, which is accounted for using the equity method of accounting.

Cost of revenues increased $4,648,800, or 167%, to $7,432,500 for the 1999 period from $2,783,700 for the 1998 period. The increase resulted primarily from the production of additional corporate meeting and entertainment events and the addition of merchandising activities discussed above. Cost of revenues as a percentage of revenues remained constant at 66% for both the 1999 and 1998 periods.

Selling, general and administrative expenses increased $1,777,500, or 160%, to $2,889,400 for the 1999 period from $1,111,900 for the 1998 period. The increase results primarily from increased personnel and related operating expenses associated with the increased number of corporate entertainment and meeting planning events, as well as selling, general and administrative expenses associated with the 1998 Acquisitions and the KGA acquisition. The increase is further explained by increased personnel and related expenses incurred to develop an administrative and accounting infrastructure to manage the Company's growth during the past year.

Depreciation and amortization expense increased $316,300, or 547%, to $374,100 for the 1999 period from $57,800 for the 1998 period. The increase results primarily from the amortization of goodwill and depreciation of property and equipment associated with the 1998 Acquisitions and the KGA acquisition.

Equity income from the Company's 50% joint venture interest in Warner/TBA decreased to a loss of $156,900 for the 1999 period from income of $90,500 for the 1998 period. Revenues for Warner/Avalon decreased to $71,200 for the 1999 period from $1,888,000 for the 1998 period. Operating costs of Warner/TBA, including general and administrative expenses, decreased to $385,000 for the 1999 period from $1,707,000 for the 1998 period. The overall decrease in revenues and operating expenses results primarily from the elimination of the 1999 NBA all-star game event, which Warner/TBA had produced in the first quarter of 1998.

For the 1999 period, net interest income was $146,400 versus net interest expense of $45,500 for the 1998 period. The change is attributable primarily to interest earned on increased cash balances resulting from proceeds from the sale of discontinued businesses, offset by increased outstanding debt associated with the 1998 Acquisitions.

The provision for income taxes, as a percentage of income taxes from continuing operations before income taxes, is 39% for the 1999 period, which reflects statutory tax rates adjusted for estimated book/tax differences. There was no provision for income taxes for the 1998 period, as the Company had net operating loss carryforwards available to offset taxable income.

Net income from continuing operations increased $47,200, to $328,300 for the 1999 period from $281,100 for the 1998 period due to the reasons described above.

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

The sale of these businesses has resulted in the reclassification of the operating results of these businesses to discontinued operations for the three months ended March 31, 1999 and 1998, in accordance with generally accepted accounting principles. Operating results of these businesses and other information for discontinued operations appear in the notes to unaudited consolidated financial statements captioned "1998 Dispositions" (Note 5).

In August 1998, the Company sold the Breckenridge Resort to Vail Summit Resorts, Inc. ("Vail"). Pursuant to the sale agreement, $3,000,000 of the sales proceeds that were being held in escrow until the consummation of certain other transactions between Vail and an unaffiliated third party developer, were released to the Company in April 1999. As a result, the Company recognized a gain from the sale of the Breckenridge Resort in the three-months ended March 31, 1999 of $479,200, net of income taxes of $399,600.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had cash and cash equivalents of $12,296,400 and working capital of $11,673,700 including $1,317,700 of current portion of long-term debt. Cash provided by continuing operations was $935,700 for the first quarter of 1999 compared to cash provided by continuing operations of $558,600 for the first quarter of 1998. In the 1999 period, net income from continuing operations plus depreciation and amortization and less equity in loss (income) of Joint Venture provided $859,300 of operating cash flow, versus $248,400 of operating cash flow in the 1998 period. In the 1999 period, the net change in working capital provided $76,400 of operating cash flow, with decreases in accounts receivables and deferred charges and other current assets offset by decreases in accounts payable and other accrued liabilities. In the 1998 period, the net change in working capital provided $310,200 of operating cash flow, with increases in advance deposits and deferred reserve, and accounts payable and accrued liabilities offset by increases in accounts receivable and deferred charges and other current assets.

Cash used in investing activities for the first quarter of 1999 was $2,424,200 resulting primarily from cash used for the KGA acquisition and expenditures for property and equipment offset by cash received from sale of discontinued businesses. Cash used in investing activities for the first quarter of 1998 was $116,100 and resulted from expenditures for property and equipment.


Cash used in financing activities for the first quarter of 1999 was $1,980,900, resulting primarily from the purchase of treasury shares pursuant to the Company's stock repurchase program and the repayment of borrowings. Cash used in financing activities for the first quarter of 1998 was $780,000, resulting from the repayment of borrowings.

The Company has pursued an aggressive growth strategy since its formation in 1993. From the Company's inception through December 31, 1997, the Company acquired and operated certain businesses that were sold in 1998. These businesses included the Nashville Country Club restaurant (opened in November 1994 and sold in December 1998), the Breckenridge Resort (acquired in April 1996 and sold in August 1998) and AWC (acquired in July 1997 and sold in May 1998). The Company relied on external sources of funds, including public offerings of its common stock and bank borrowings, to finance the acquisition of these businesses and to fund the general operations of the Company. In 1997, the Company began to focus its growth strategy on the acquisition of entertainment services companies. To finance this growth strategy, the Company sought to divest itself of its capital intensive resort and amphitheater operations. In 1998, the Company realized net proceeds of $19,393,800 from the sale of these businesses, after repayment of borrowings associated with these businesses and applicable transaction costs. In April 1999, the Company received an additional $3,000,000 of net proceeds from the sale of the Breckenridge Resort that were held in escrow, as of December 31, 1998, pending the consummation of certain transactions involving the Breckenridge Resort.

In April 1997, the Company acquired its first corporate communications and entertainment services business (AEG) for aggregate consideration of $3,211,000, including transaction related costs. The primary sources of funds for the AEG acquisition were operating cash flows and the issuance of $2,480,000 of notes payable to the sellers of AEG ("AEG Notes"). In November 1997, the Company borrowed $2,600,000 from a bank, the proceeds of which were used to repay $1,980,000 of the AEG Notes. In the first quarter of 1998, the Company repaid the remaining $500,000 of AEG Notes.

Subsequent to the first quarter of 1998, the Company acquired five additional entertainment related businesses for total consideration paid at closing of $12,406,700, including applicable transaction costs. The total purchase price paid at closing included cash payments of $5,427,000, including transaction costs, 956,000 shares of common stock of the Company valued at $4,071,700 and the issuance of $2,908,000 of aggregate value of notes payable ("Acquisition Notes"). The Company utilized a portion of the net proceeds from the sale of certain businesses described above to fund the cash portion of the purchase price for the 1998 Acquisitions.

The Acquisition Notes are payable in various installments of principal plus accrued interest at 8% through August 2004. Acquisition Notes totaling $458,000 are subject to reduction based on the earnings of Image for the years 1999 and 2000. During 1998 and continuing through a portion of 2003 (the "Earn-out Period"), the sellers of TSA and TKS will be paid additional purchase price consideration based on the earnings of TSA and TKS during each of the years in the Earn-out Period, up to a maximum of $6,380,000 additional purchase price. The additional purchase price for 1998 related to TSA, totaling $546,500 was paid entirely in cash in April 1999. Subsequent to 1998, the additional purchase price for TSA and TKS will be paid 60% in cash and 40% in notes payable which are payable in semi-annual installments with 8% interest over a five-year period.

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

In 1998, the Company's board of directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock until August 1999. As of December 31, 1998, the Company had repurchased 196,700 shares of common stock for total consideration of $724,500. In the first quarter of 1999, the Company repurchased an additional 398,600 shares of common stock for total consideration of $1,850,700. The Company utilized proceeds from the sale of businesses and cash flow from operations to fund the repurchases of common stock.

Management believes that cash flow from operations and remaining proceeds from the sale of AWC, the Breckenridge Resort and the Nashville Country Club restaurant, will be adequate to fund the operations and the expansion plans of the Company in 1999. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may issue additional equity and debt securities and may incur, from time to time, additional short- and long-term bank indebtedness. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates and general economic conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms acceptable to the Company. To the extent that the Company is able to finance its growth through internal and external sources of capital, the Company intends to continue to grow its operations through additional acquisitions. There can be no assurance that the Company will be able to acquire any additional businesses, that any businesses that are acquired will be or will become profitable or that the Company will be able to effectively integrate any such businesses into its existing operations.

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

    TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A) Exhibits:

          Exhibit 27 Financial Data Schedule

    (B) Form 8-K's filed during the quarterly period ended March 31, 1999:

          None

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Encino, California, on the 17th day of May, 1999.



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