Form 10-Q
period 1999-06-30
TBA ENTERTAINMENT CORP
filed 1999-08-16
CIK 913201

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30,1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.

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


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of August 11, 1999, the Registrant had outstanding 8,507,600 shares of Common Stock, par value $.001 per share.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS


           PART I - Financial information

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets ..................................  3
           Consolidated Statements of Operations ........................  4
           Consolidated Statements of Cash Flows ........................  5
           Notes to Consolidated Financial Statements ...................  6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..........................  7

           PART II - Other Information

Item 6.    Exhibits and Reports on Form 8-K ............................. 14

Signatures .............................................................. 15

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                     JUNE 30,         DECEMBER 31,
                                                                      1999                1998
                                                                  ------------        ------------
                                                                  (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents ...............................       $ 13,528,900        $ 15,583,800
  Accounts receivable, net of allowance for doubtful
    accounts of $55,800 ...................................          2,972,700           2,355,100
  Deferred charges and other current assets ...............          2,346,000           1,616,800
  Net short-term assets from sale of discontinued
    operations ............................................                 --           2,552,000
                                                                  ------------        ------------
       Total current assets ...............................         18,847,600          22,107,700

Property and equipment, net ...............................          2,655,700           1,853,600

Other assets, net:
  Goodwill ................................................         18,139,700          16,008,600
  Investment in Joint Venture .............................            356,200             410,600
  Other ...................................................            164,400              64,700
                                                                  ------------        ------------
       Total assets .......................................       $ 40,163,600        $ 40,445,200
                                                                  ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ................       $  3,025,600        $  4,299,400
  Deferred revenue ........................................          3,056,200           2,114,800
  Current portion of long-term debt .......................          1,282,200             759,600
                                                                  ------------        ------------
      Total current liabilities ...........................          7,364,000           7,173,800

Long-term debt, net of current portion ....................          4,160,300           4,755,700
                                                                  ------------        ------------
      Total liabilities ...................................         11,524,300          11,929,500
                                                                  ------------        ------------

Stockholders' equity:

  Preferred stock, $.001 par value; authorized 1,000,000
    shares, 4,600 and 68,800 of Series A convertible
    preferred stock issued and outstanding, respectively,
    liquidation preference, $100 and $2,100, respectively..                100               2,100
  Common stock, $.001 par value; authorized 20,000,000
    shares, 8,927,800 and 8,831,500 shares issued,
    respectively ..........................................              8,900               8,800
  Additional paid in capital ..............................         30,743,300          30,723,100
  Accumulated deficit .....................................           (357,500)         (1,493,800)
  Less treasury stock, at cost, 420,200 and 196,700
    shares, respectively ..................................         (1,755,500)           (724,500)
                                                                  ------------        ------------
      Total stockholders' equity ..........................         28,639,300          28,515,700
                                                                  ------------        ------------
      Total liabilities and stockholders' equity ..........       $ 40,163,600        $ 40,445,200
                                                                  ============        ============


                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                            JUNE 30,                       JUNE 30,
                                                                      1999           1998            1999            1998
                                                                 ------------    ------------    ------------    ------------
Revenues .....................................................   $ 10,368,100    $  2,926,800    $ 21,612,900    $  7,116,300
Costs related to revenue .....................................      6,912,400       2,046,800      14,345,000       4,830,500
                                                                 ------------    ------------    ------------    ------------
  Gross profit margin ........................................      3,455,700         880,000       7,267,900       2,285,800

Selling, general and administrative expense ..................      2,648,300       1,113,100       5,537,700       2,225,000
Depreciation and amortization expense ........................        478,400          96,400         852,400         154,200
Equity in (income) loss of Joint Venture .....................       (118,900)       (290,300)         38,000        (380,800)
Minority interest ............................................             --         (36,000)             --         (36,000)
Interest (income) expense, net ...............................        (91,100)         47,900        (237,400)         93,400
                                                                 ------------    ------------    ------------    ------------

Income (loss) from continuing operations
  before income taxes ........................................        539,000         (51,100)      1,077,200         230,000
Provision for income taxes ...................................        210,200              --         420,100              --
                                                                 ------------    ------------    ------------    ------------
Income (loss) from continuing operations .....................        328,800         (51,100)        657,100         230,000
                                                                 ------------    ------------    ------------    ------------
Discontinued operations:
  (Loss) income from operations,  including income tax benefit of $98,300 and $189,900 for the three and six months ended
    June 30, 1998, respectively ..............................             --      (1,011,400)             --         280,900
  Gain on disposition of discontinued
    operations, net of income tax provision of
    $399,600 for the six months ended June 30, 1999...........             --       1,245,400         479,200       1,245,400
                                                                 ------------    ------------    ------------    ------------
  Net income from discontinued operations ....................             --         234,000         479,200       1,526,300
                                                                 ------------    ------------    ------------    ------------

Net income ...................................................   $    328,800    $    182,900    $  1,136,300    $  1,756,300
                                                                 ============    ============    ============    ============

Earnings per common share -- basic
  Income (loss) from continuing operations ...................   $        .04    $       (.01)   $        .08    $        .03
  Income from discontinued operations ........................             --             .03             .05             .21
                                                                 ------------    ------------    ------------    ------------
Net income ...................................................   $        .04    $        .02    $        .13    $        .24
                                                                 ============    ============    ============    ============

Earnings per common share -- diluted:
  Income (loss) from continuing operations ...................   $        .04    $       (.01)   $        .08    $        .03
  Income from discontinued operations ........................             --             .03             .05             .19
                                                                 ------------    ------------    ------------    ------------
Net income ...................................................   $        .04    $        .02    $        .13    $        .22
                                                                 ============    ============    ============    ============



                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                      SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                      1999            1998
                                                                  ------------    ------------
 Cash flows from operating activities:
     Net income ...............................................   $  1,136,300    $  1,756,300
                                                                  ------------    ------------
     Adjustments to reconcile net income to net cash provided
       by continuing operations:
      Income from discontinued operations .....................       (479,200)     (1,526,300)
      Depreciation and amortization ...........................        852,400         154,200
      Equity in loss (income) of Joint Venture ................         38,000        (380,800)
      Changes in assets and liabilities:
        Decrease (increase) in accounts receivable ............         75,300        (143,900)
        Increase in deferred charges and other current assets..       (148,800)       (138,000)
        Increase in other assets ..............................        (67,600)        (68,200)
        (Decrease) increase in accounts payable and
            accrued liabilities ...............................     (2,010,200)        647,400
        Increase in deferred revenue ..........................        941,400       1,272,900
                                                                  ------------    ------------
          Total adjustments ...................................       (798,700)       (182,700)
                                                                  ------------    ------------
          Net cash provided by continuing operations ..........        337,600       1,573,600
                                                                  ------------    ------------

 Cash flows from investing activities:
     Proceeds from dispositions of businesses .................      3,483,600       9,060,000
     Acquisitions of businesses, net of cash acquired .........     (3,074,300)     (1,107,800)
     Expenditures for property and equipment ..................       (405,300)       (185,100)
                                                                  ------------    ------------
          Net cash provided by investing activities ...........          4,000       7,767,100
                                                                  ------------    ------------

 Cash flows from financing activities:
     Proceeds from borrowings .................................         73,000              --
     Purchase of treasury stock ...............................     (1,912,700)       (214,400)
     Repayments of borrowings..................................       (556,800)       (803,300)
                                                                  ------------    ------------
          Net cash used in financing activities................     (2,396,500)     (1,017,700)
                                                                  ------------    ------------

 Net cash used in discontinued operations......................             --        (749,500)
 Net decrease in cash and cash equivalents ....................     (2,054,900)     (7,573,500)
 Cash and cash equivalents - beginning of period ..............     15,583,800         978,600
                                                                  ------------    ------------
 Cash and cash equivalents - end of period ....................   $ 13,528,900    $  8,552,100
                                                                  ============    ============



                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  THE COMPANY AND BASIS OF PRESENTATION

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

    In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of June 30,1999, and the results of its operations and cash flows for the three and six month periods ended June 30, 1999 and 1998, respectively, have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

    Certain prior period amounts have been reclassified to conform with the 1999 presentation. Such reclassifications had no impact on the Company's 1998 net income.

2.  NET INCOME PER COMMON SHARE

    The following table sets forth the computation of basic and diluted earnings per common share:


                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                               1999           1998            1999            1998
                                                            -----------    -----------     -----------     -----------
                                                                    (Unaudited)                    (Unaudited)
     Basic earnings per common share:

     Income (loss) from continuing operations ..........    $   328,800    $   (51,100)    $   657,100     $   230,000
     Weighted average common stock outstanding .........      8,512,800      7,443,600       8,534,500       7,317,700
                                                            -----------    -----------     -----------     -----------
     Basic earnings (loss) per common share ............    $       .04    $      (.01)    $       .08     $       .03
                                                            ===========    ===========     ===========     ===========

     Diluted earnings per common share:

     Income (loss) from continuing operations ..........    $   328,300    $   (51,100)    $   657,100     $   230,000
                                                            -----------    -----------     -----------     -----------
     Weighted average common stock outstanding .........      8,512,800      7,443,600       8,534,500       7,317,700
     Additional common stock resulting from
     dilutive securities:
       Preferred stock .................................          4,600        334,300           4,600         334,300
       Weighted average common stock issued in
         connection with acquisitions ..................             --        215,300              --         329,700
       Shares issuable for stock options and warrants ..         53,800             --          48,300              --
                                                            -----------    -----------     -----------     -----------
     Common stock and dilutive securities
       outstanding .....................................      8,571,200      7,993,200       8,587,400       7,981,700
                                                            -----------    -----------     -----------     -----------
     Diluted earnings (loss) per common share ..........    $       .04    $      (.01)    $       .08     $       .03
                                                            ===========    ===========     ===========     ===========


    Options and warrants to purchase 1,864,000 and 2,589,000 shares of common stock in 1999 and 1998, respectively, were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.

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

    The Company accounts for the investment using the equity method of accounting. Summary unaudited statements of operations data of Warner/TBA are as follows:


                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                            JUNE 30,                    JUNE 30,
                                       1999          1998          1999            1998
                                    ----------    ----------     ---------      ---------
                                           (Unaudited)                 (Unaudited)
     Revenues ..................    $5,107,000    $2,678,000    $5,178,200     $4,566,000
     Net (loss) income .........       237,800       581,000       (76,000)       762,000


    Summary unaudited balance sheet data of Warner/TBA consists of the following:


                                                      AS OF
                                                  JUNE 30, 1999
                                                  -------------
                                                   (Unaudited)
                  Current assets ..............    $5,645,600
                  Non-current assets ..........       233,100
                  Current liabilities .........     5,236,400
                  Partners' capital ...........       642,300

4.  1999 ACQUISITION

    On March 17, 1999, the Company acquired 100% of the common stock of Karin Glass & Associates, Inc. and affiliated companies (collectively, "KGA"), for a maximum purchase price of approximately $3,200,000. The purchase price paid at closing included a cash payment of $2,300,000 and the issuance of 221,500 shares of common stock of the Company valued at $900,000. The purchase price paid at closing is subject to reduction based on the earnings of KGA during each of the years 1999 and 2000. The sellers pledged their shares of common stock of the Company as collateral during the earn-out period. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the date of acquisition.

5.  COMMON STOCK REPURCHASE PROGRAM

    In August 1998, the board of directors authorized the repurchase, at management's discretion, of up to 1,000,000 shares of the Company's common stock until August 1999. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders' equity. During the six months ended June 30,1999, the Company repurchased 414,100 shares of its common stock for total consideration of $1,912,700 pursuant to the stock repurchase program.

6.  NEW ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the statement, every derivative is recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value will be recognized in earnings unless specific hedge accounting criteria are met. This Statement is effective for all reporting periods ending after June 15, 2000. The Company is currently analyzing the Statement to determine the impact, if any, on the Company's financial position or results of operations.

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

In April 1997, the Company acquired its first corporate communications and entertainment company, TBA Entertainment Group Nashville, Inc., formerly Avalon Entertainment Group, Inc. ("AEG"), including a 50% interest in the Warner/TBA (formerly Warner/Avalon) joint venture. In 1998, the Company grew its operations through the acquisition of several additional corporate communications and entertainment services businesses, including Titley Spalding & Associates, LLC ("TSA"), TBA Entertainment Group Chicago, Inc., formerly Corporate Productions, Inc, ("CPI"), Corporate Incentives, Inc. ("CII"), TBA Entertainment Group Phoenix, Inc., formerly Image Entertainment Productions, Inc. ("Image"), TBA Entertainment Group Dallas, Inc., formerly Magnum Communications, Inc. ("Magnum"), and TKS Marketing, Inc. ("TKS") (collectively, the " 1998 Acquisitions"). In 1999, the Company also completed the acquisition of Karin Glass & Associates, Inc. and affiliated companies (collectively, "KGA").

GENERAL

The Company currently derives a majority of its revenues (69% for the six months ended June 30, 1999 versus 96% for the six months ended June 30, 1998) from the production of business communications and entertainment events for corporate clients. The Company works with its clients to develop creative programming to deliver messages to the client's targeted audiences. The Company receives a fee for providing these services, which may include developing creative content, designing audio/visual presentations and arranging for live entertainment and related production services, including lights and sound. Revenue is recognized when the services are completed for each event. Costs of producing the events are also deferred until the event occurs.

The remainder of the Company's revenues are generated from event merchandising (23% for the six months ended June 30, 1999 versus 1% for the six months ended June 30, 1998) artist management (5% for the six months ended June 30, 1999 versus 3% for the six months ended June 30, 1998), and entertainment marketing (3% for the six months ended June 30, 1999 versus 0% for the six months ended June 30, 1998). Event merchandising revenue is recognized when the merchandise is shipped or sold to the customer. Cost of sales includes the direct cost of acquiring or producing the merchandise. Artist management revenue, which generally consists of commissions received from artists' earnings, is recognized in the period in which the artist earns the revenue. There are generally only minimal direct costs associated with generating artist management revenue. Entertainment marketing revenues and cost of revenues are recognized when the services are completed for each program or, for those programs with multiple events, apportioned to each event and recognized as each event occurs.

The Company also develops and produces entertainment marketing programs and special events through a 50% interest in Warner/TBA, a joint venture with an affiliate of Time Warner. The Company accounts for these activities using the equity method of accounting.


RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Results of operations of each of the 1998 Acquisitions and the KGA acquisition are included from the corresponding acquisition dates.

Revenues increased $14,496,600, or 204%, to $21,612,900 in the 1999 period from $7,116,300 in the 1998 period. $8,116,200 of the increase resulted from the production of 130 additional corporate meeting and entertainment events, to 256 events in the 1999 period compared to 126 events produced in the 1998 period. The increase in the number of shows is primarily attributable to the acquisitions of CPI, Image and Magnum, which occurred in the third and fourth quarters of 1998. The average revenue per event increased to approximately $58,000 in the 1999 period from $54,000 in the 1998 period. The Company is aggressively pursuing larger corporate meeting and entertainment events with Fortune 1000 companies.

Event merchandising revenues increased $4,952,700 for the 1999 period from the 1998 period, due to the addition of merchandising activities through the acquisition of CII (August 1998) and KGA (March 1999). The Company did not have significant merchandising activities in the first six months of 1998. Artist management revenues increased $903,500 for the 1999 period from the 1998 period. The increase results from the addition of six artists to the Company's artist management roster. The addition of three of these artists resulted from the acquisition of TSA, which occurred in June 1998. The remaining revenue increase of

$524,200 results from record royalties associated with the Company's comprehensive pay per view entertainment marketing program, For the Record. In the 1998 period, all entertainment marketing programs were executed through the Warner/TBA joint venture, which is accounted for using the equity method of accounting.

Cost of revenues increased $9,514.500, or 197%, to $14,345,000 for the 1999 period from $4,830,500 for the 1998 period. The increase resulted primarily from the production of additional corporate meeting and entertainment events and the addition of merchandising activities discussed above. Cost of revenues as a percentage of revenues decreased to 66% for the 1999 period from 68% for the 1998 period. The decrease results primarily from the increase in artist management revenues which typically have minimal direct costs.

Selling, general and administrative expenses increased $3,312,700, or 149%, to $5,537,700 for the 1999 period from $2,225,000 for the 1998 period. The increase results primarily from increased personnel and related operating expenses associated with the increased number of corporate entertainment and meeting planning events, as well as selling, general and administrative expenses associated with the 1998 Acquisitions and the KGA acquisition. The increase is further explained by increased personnel and related expenses incurred to develop an administrative and accounting infrastructure to manage the Company's growth during the past Year.

Depreciation and amortization expense increased $698,200, or 453%, to $852,400 for the 1999 period from $154,200 for the 1998 period. The increase results primarily from the amortization of goodwill and depreciation of property and equipment associated with the 1998 Acquisitions and the KGA acquisition.

Equity income from the Company's 50% joint venture interest in Warner/TBA decreased to a loss of $38,000 for the 1999 period from income of $380,800 for the 1998 period. Revenues for Warner/TBA increased $612,200 or 13% over the 1998 period. The increase in revenue for the 1999 period was a result of sponsorship and client fees for the June 1999 Rockfest event offset by the cancellation of the 1999 NBA All-Star Game. Operating costs for Warner/TBA, including general and administrative expenses, increased 1,450,200 over the 1998 period. Net income for Warner/TBA decreased due to higher 1999 talent costs associated with a major client tour, the cancellation of the 1999 NBA All-Star Game and lower than expected sales for the June 1999 Rockfest.

For the 1999 period, net interest income was $237,400 versus net interest expense of $93,400 for the 1998 period. The change is attributable primarily to interest earned on increased cash balances resulting from proceeds from the sale of discontinued businesses and offset by increased outstanding debt associated with the 1998 Acquisitions.

The provision for income taxes, as a percentage of income from continuing operations before income taxes, is 39% for the 1999 period, which reflects statutory tax rates adjusted for estimated book/tax differences. There was no provision for income taxes for the 1998 period, as the Company had net operating loss carryforwards available to offset taxable income.

Net income from continuing operations increased $427,100, to $657,100 for the 1999 period from $230,000 for the 1998 period due to the reasons described above.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Results of operations of each of the 1998 Acquisitions and the KGA acquisition are included from the corresponding acquisition dates.

Revenues increased $7,441,300, or 254%, to $10,368,100 in the 1999 period from $2,926,800 in the 1998 period. $3,952,400 of the increase resulted from the production of 74 additional corporate meeting and entertainment events, to 124 events in the 1999 period compared to 50 events produced in the 1998 period. The increase in the number of shows is primarily attributable to the acquisitions of CPI, Image and Magnum, which occurred in the third and fourth quarters of 1998. The average revenue per event remained constant at $54,000 for both periods.

Event merchandising revenues increased $2,791,200 for the 1999 period from the 1998 period, due to the addition of merchandising activities through the acquisition of CII (August 1998) and KGA (March 1999). The Company did not have significant merchandising activities in the second quarter of 1998. Artist management revenues increased $470,800 for the 1999 period from the 1998 period. The increase results from the addition of six artists to the Company's artist management roster. The addition of three of these artists resulted from the acquisition of TSA, which occurred in June 1998. The remaining revenue increase of

$226,900 results from continuing record royalties associated with the Company's comprehensive pay per view entertainment marketing program, For the Record. In the 1998 period, all entertainment marketing programs were executed through the Warner/TBA joint venture, which is accounted for using the equity method of accounting.

Cost of revenues increased $4,865,600, or 238%, to $6,912,400 for the 1999 period from $2,046,800 for the 1998 period. The increase resulted primarily from the production of additional corporate meeting and entertainment events and the addition of merchandising activities discussed above. Cost of revenues as a percentage of revenues decreased to 67% for the 1999 period from 70% for the 1998 period. The decrease results primarily from the increase in artist management revenues which typically have minimal direct costs.

Selling, general and administrative expenses increased $1,535,200, or 138%, to $2,648,300 for the 1999 period from $1,113,100 for the 1998 period. The increase results primarily from increased personnel and related operating expenses associated with the increased number of corporate entertainment and meeting planning events, as well as selling, general and administrative expenses associated with the 1998 Acquisitions and the KGA acquisition. The increase is further explained by increased personnel and related expenses incurred to develop an administrative and accounting infrastructure to manage the Company's growth during the past year.

Depreciation and amortization expense increased $382,000, or 396%, to $478,400 for the 1999 period from $96,400 for the 1998 period. The increase results primarily from the amortization of goodwill and depreciation of property and equipment associated with the 1998 Acquisitions and the KGA acquisition.

Equity income from the Company's 50% joint venture interest in Warner/TBA decreased to $118,900 from $290,300 for the 1998 period. Revenues for Warner/TBA increased $2,429,000, or 91%, over the 1998 period. Operating costs of Warner/TBA, including general and administrative expenses, increased to $4,869,200 for the 1999 period from $2,097,000 for the 1998 period. The increase in revenue for the 1999 period was a result of increased sponsorship and client fees for the June 1999 Rockfest event versus the 1998 Country Fest event. Operating costs for Warner/TBA increased $2,772,200 over the 1998 period. Net income from Warner/TBA decreased due to higher 1999 talent costs associated with a major client tour and lower than expected sales for the June 1999 Rockfest event.

For the 1999 period, net interest income was $91,100 versus net interest expense of $47,900 for the 1998 period. The change is attributable primarily to interest earned on increased cash balances resulting from proceeds from the sale of discontinued businesses and offset by increased outstanding debt associated with the 1998 Acquisitions.

The provision for income taxes, as a percentage of income from continuing operations before income taxes, is 39% for the 1999 period, which reflects statutory tax rates adjusted for estimated book/tax differences. There was no provision for income taxes for the 1998 period, as the Company had net operating loss carryforwards available to offset taxable income.

Net income from continuing operations increased $379,900, to net income of $328,800 for the 1999 period from a net loss of $51,100 for the 1998 period due to the reasons described above.

DISCONTINUED OPERATIONS

Prior to 1998, the Company acquired and operated certain businesses that were sold in 1998. These businesses included the Nashville Country Club restaurant (opened in November 1994 and sold in December 1998), the Village at Breckenridge Resort (the "Breckenridge Resort") (acquired in April 1996 and sold in August
1998) and a 51% controlling interest in a group of entertainment companies (collectively referred to as "AWC") involved in concert promotion and amphitheater operations (acquired in July 1997 and sold in May 1998). The sale of these businesses has resulted in the reclassification of the operating results of these businesses to discontinued operations for the three and six months ended June 30, 1998, in accordance with generally accepted accounting principles.

In May 1998, the Company sold its 51% controlling interest in AWC to SFX Entertainment, Inc. As a result, the Company recognized a gain from the sale of AWC in the three and six month periods ended June 30, 1998 of $1,245,400. In August 1998, the Company sold the Breckenridge Resort to Vail Summit Resorts, Inc.("Vail"). Pursuant to the sale agreement, $3,000,000 of the sales proceeds that were being held in escrow until the consummation of certain other transactions between Vail and an unaffiliated third party developer, were released to the Company in April 1999. As a result, the Company recognized a gain from the sale of the Breckenridge Resort in the six months ended June 30, 1999 of $479,200, net of income taxes of $399,600.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had cash and cash equivalents of $13,528,900 and working capital of $11,483,600 including $1,282,200 of current portion of long-term debt. Cash provided by continuing operations was $337,600 for the first six months of 1999 compared to cash provided by continuing operations of $1,573,600 for the 1998 period. In the 1999 period, net income from continuing operations plus depreciation and amortization and less equity in loss (income) of Joint Venture provided $1,547,500 of operating cash flow, versus $3,400 of operating cash flow in the 1998 period. In the 1999 period, the net change in working capital used $1,209,900 of operating cash flow, with a decrease in accounts receivable and an increase in deferred revenue offset by an increase in deferred charges and other current assets, and decreases in accounts payable and other accrued liabilities. In the 1998 period, the net change in working capital provided $1,570,200 of operating cash flow, with increases in deferred revenue, and accounts payable and accrued liabilities offset by increases in accounts receivable and deferred charges and other current assets.

Cash provided by investing activities for the first six months of 1999 was $4,000 resulting primarily from cash received from the sale of the Breckenridge Resort offset by cash used for the KGA acquisition and expenditures for property and equipment. Cash provided by investing activities for the 1998 period was $7,767,100 and resulted primarily from the sale of AWC offset by cash used for the TSA acquisitions and expenditures for property and equipment.

Cash used in financing activities for the first six months of 1999 and 1998 was $2,396,500 and $1,017,700, respectively, resulting from the purchase of treasury shares pursuant to the Company's stock repurchase program and the repayment of borrowings.

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

In April 1997, the Company acquired its first corporate communications and entertainment services business (AEG) for aggregate consideration of $3,211,000, including transaction related costs. The primary sources of fund for the AEG acquisition were operating cash flows and the issuance of $2,480,000 of notes payable to the sellers of AEG ("AEG Notes"). In November 1997, the Company borrowed $2,600,000 from a bank, the proceeds of which were used to repay $1,980,000 of the AEG Notes. In the first quarter of 1998, the Company repaid the remaining $500,000 of AEG Notes.

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

In 1998, the Company's board of directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock until August 1999. As of December 31, 1998, the Company had repurchased 196,700 shares of common stock for total consideration of $724,500. In the first six months of 1999, the Company repurchased an additional 414,100 shares of common stock for total consideration of $1,912,700. The Company utilized proceeds from the sale of businesses and cash flow from operations to fund the repurchases of common stock.

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

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the statement, every derivative is recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value will be recognized in earnings unless specific hedge accounting criteria are met. This Statement is effective for all reporting periods ending after June 15, 2000. The Company is currently analyzing the Statement to determine the impact, if any, on the Company's financial position or results of operations.

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

The Company's Computer Applications consist of both internal systems and systems provided by third parties. The Company believes that its Computer Applications are Year 2000 compliant because the Company purchased such Computer Applications during 1998 and 1999 from suppliers that represented them to be Year 2000 compliant.

A comprehensive program is in place to remediate potential Year 2000 issues in purchased software and hardware, as well as noninformation technology (IT) systems. The program is divided into four phases:

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

FORWARD LOOKING STATEMENTS

The foregoing discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the acquisition of certain businesses and the consummation of future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives of the Company will be achieved.

             TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:


(A) Exhibits:

        Exhibit 27 Financial Data Schedule

(B) Form 8-K's filed during the quarterly period ended June 30, 1999:


        None

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Encino, California, on the l6th day of August, 1999.



                                           TBA ENTERTAINMENT CORPORATION




                                           By: /s/ Thomas Jackson Weaver III
                                               --------------------------------
                                               Thomas Jackson Weaver III
                                               Chairman of the Board,
                                               Chief Executive Officer
                                               and President


                                           By: /s/ Bryan J. Cusworth
                                               --------------------------------
                                               Bryan J. Cusworth,
                                               Chief Financial Officer