Form 10-Q
period 1999-09-30
TBA ENTERTAINMENT CORP
filed 1999-11-15
CIK 913201

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            FOR THE TRANSITION PERIOD FROM ____________ TO ____________.


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


As of November 5, the Registrant had outstanding 8,422,500 shares of Common Stock, par value $.001 per share.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS


              PART I - Financial information

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets................................................................   3

              Consolidated Statements of Operations......................................................   4

              Consolidated Statements of Cash Flows......................................................   5

              Notes to Consolidated Financial Statements.................................................   6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations......   8


              PART II - Other Information

Item 6.       Exhibits and Reports on Form 8-K...........................................................  14

Signatures.............................................................................................    15

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                        1999               1998
                                                                                    -------------      ------------
                                                                                     (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ..................................................      $ 13,629,600       $ 15,583,800
  Accounts receivable, net of allowance for doubtful
    accounts of $63,500 and $55,800...........................................         3,262,800          2,355,100
  Deferred charges and other current assets ..................................         3,812,800          1,616,800
  Net short-term assets from sale of discontinued operations .................                --          2,552,000
                                                                                    ------------       ------------

       Total current assets ..................................................        20,705,200         22,107,700

Property and equipment, net ..................................................         2,798,200          1,853,600

Other assets, net:
  Goodwill ...................................................................        18,077,500         16,008,600
  Investment in Joint Venture ................................................           461,100            410,600
  Other ......................................................................           207,300             64,700
                                                                                    ------------       ------------
  Total assets ...............................................................      $ 42,249,300       $ 40,445,200
                                                                                    ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ...................................      $  3,800,900       $  4,299,400
  Deferred revenue ...........................................................         4,089,700          2,114,800
  Current portion of long-term debt ..........................................         1,329,100            759,600
                                                                                    ------------       ------------
      Total current liabilities ..............................................         9,219,700          7,173,800

Long-term debt, net of current portion .......................................         3,918,900          4,755,700
      Total liabilities ......................................................        13,138,600         11,929,500
                                                                                    ------------       ------------

Stockholders' equity:
  Preferred stock, $.001 par value; authorized 1,000,000 shares,
    2,400 and 68,800 of Series A convertible preferred stock issued and outstanding, respectively, liquidation preference, $100
    and $2,100, respectively .................................................               100              2,100
  Common stock, $.001 par value; authorized 20,000,000 shares,
    8,937,200 and 8,831,500 shares issued,  respectively .....................             8,900              8,800
  Additional paid in capital .................................................        30,743,300         30,723,100
  Accumulated earnings (deficit) .............................................           232,200         (1,493,800)
  Less treasury stock, at cost, 446,700 and 196,700 shares, respectively .....        (1,873,800)          (724,500)
                                                                                    ------------       ------------
      Total stockholders' equity .............................................        29,110,700         28,515,700
                                                                                    ------------       ------------

Total liabilities and stockholders' equity ...................................      $ 42,249,300       $ 40,445,200
                                                                                    ============       ============



                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                     1999           1998           1999           1998
                                                                 ------------   ------------   ------------   ------------
Revenues ......................................................  $ 12,858,200   $  8,671,500   $ 34,471,100   $ 15,787,800
Costs related to revenue ......................................     7,859,700      5,943,200     22,204,700     10,773,700
                                                                 ------------   ------------   ------------   ------------
  Gross profit margin .........................................     4,998,500      2,728,300     12,266,400      5,014,100

Selling, general and administrative expense ...................     3,533,000      1,778,500      9,070,600      4,003,400
Depreciation and amortization expense .........................       465,600        187,900      1,318,100        342,200
Equity in (income) loss of Joint Venture ......................        (6,100)       (22,700)        31,900       (403,500)
Minority interest .............................................            --             --             --        (36,000)
Interest (income) expense, net ................................        10,900       (141,100)      (226,600)       (47,700)
                                                                 ------------   ------------   ------------   ------------
Income from continuing operations before income taxes .........       995,100        925,700      2,072,400      1,155,700
Provision for income taxes ....................................       405,500             --        825,600             --
                                                                 ------------   ------------   ------------   ------------
Income from continuing operations .............................       589,600        925,700      1,246,800      1,155,700
                                                                 ------------   ------------   ------------   ------------
Discontinued operations:
  Income (loss) from operations, including income tax benefit
    of $189,900 for the nine months ended September 30, 1998 ..            --       (250,300)            --         30,600
  Gain on disposition of discontinued operations, net of income tax provision of $399,600 for the nine months ended
     September 30, 1999 .......................................            --             --        479,200      1,245,400
                                                                 ------------   ------------   ------------   ------------
  Net income (loss) from discontinued operations ..............            --       (250,300)       479,200      1,276,000
                                                                 ------------   ------------   ------------   ------------
Net income ....................................................  $    589,600   $    675,400   $  1,726,000   $  2,431,700
                                                                 ============   ============   ============   ============
Earnings per common share -- basic:
  Income from continuing operations ...........................  $        .07   $        .11   $        .15   $        .15
  Income (loss) from discontinued operations ..................            --           (.03)           .05            .17
                                                                 ------------   ------------   ------------   ------------
Net income ....................................................  $        .07   $        .08   $        .20   $        .32
                                                                 ============   ============   ============   ============
Earnings per common share -- diluted:
  Income from continuing operations ...........................  $        .07   $        .11   $        .15   $        .14
  Income (loss) from discontinued operations ..................            --           (.03)           .05            .16
                                                                 ------------   ------------   ------------   ------------
Net income ....................................................  $        .07   $        .08   $        .20   $        .30
                                                                 ============   ============   ============   ============


                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                1999               1998
                                                                            ------------       ------------
Cash flows from operating activities:
    Net income .......................................................      $  1,726,000       $  2,431,700
                                                                            ------------       ------------
    Adjustments to reconcile net income to net cash provided
      by continuing operations:
     Income from discontinued operations .............................          (479,200)        (1,276,000)
     Depreciation and amortization ...................................         1,318,100            342,200
     Equity in loss (income) of Joint Venture ........................            31,900           (403,500)
     Changes in assets and liabilities:
       Increase in accounts receivable ...............................          (200,900)          (339,800)
       Increase in deferred charges and other current assets .........        (2,349,600)          (745,900)
       Increase in other assets ......................................          (177,000)           (51,000)
       (Decrease) increase in accounts payable and accrued liabilities          (788,900)           189,600
       Increase in deferred revenue ..................................         1,974,900            787,600
                                                                            ------------       ------------
         Total adjustments ...........................................          (670,700)        (1,496,800)
                                                                            ------------       ------------
         Net cash provided by continuing operations ..................         1,055,300            934,900
                                                                            ------------       ------------

Cash flows from investing activities:
    Proceeds from dispositions of businesses .........................         3,483,600         18,519,900
    Acquisitions of businesses, net of cash acquired .................        (3,069,600)        (2,023,500)
    Expenditures for property and equipment ..........................          (714,300)          (242,900)
                                                                            ------------       ------------
         Net cash (used in) provided by investing activities .........          (300,300)        16,253,500
                                                                            ------------       ------------

Cash flows from financing activities:
    Proceeds from borrowings .........................................            73,000                 --
    Repurchases of common stock ......................................        (2,030,900)          (680,000)
    Repayments of borrowings .........................................          (751,300)          (950,100)
                                                                            ------------       ------------
         Net cash used in financing activities .......................        (2,709,200)        (1,630,100)
                                                                            ------------       ------------
Net cash used in discontinued operations .............................                --           (154,300)
                                                                            ------------       ------------
Net (decrease) increase in cash and cash equivalents .................        (1,954,200)        15,404,000
Cash and cash equivalents - beginning of period ......................        15,583,800            978,600
                                                                            ------------       ------------
Cash and cash equivalents - end of period ............................      $ 13,629,600       $ 16,382,600
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

   In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of September 30,1999, and the results of its operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998, respectively, have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

2. NET INCOME PER COMMON SHARE

   The following table sets forth the computation of basic and diluted earnings per common share:

                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                          1999          1998          1999          1998
                                                       ----------    ----------    ----------    ----------
                                                              (UNAUDITED)                 (UNAUDITED)
   Basic earnings per common share:

   Income from continuing operations ..............    $  589,600    $  925,700    $1,246,800    $1,155,700
   Weighted average common stock outstanding ......     8,497,400     8,243,300     8,522,200     7,643,300
                                                       ----------    ----------    ----------    ----------
   Basic earnings per common share ................    $      .07    $      .11    $      .15    $      .15
                                                       ==========    ==========    ==========    ==========


   Diluted earnings per common share:

   Income from continuing operations ..............    $  589,600    $  925,700    $1,246,800    $1,155,700
                                                       ----------    ----------    ----------    ----------
   Weighted average common stock outstanding ......     8,497,400     8,243,300     8,522,200     7,643,300
   Additional common stock resulting from

   Dilutive securities:
     Preferred stock ..............................         2,400       158,100         2,400       275,600
     Weighted average common stock issued in
       connection with acquisitions ...............            --            --            --       218,600
     Shares issuable for stock options and warrants        11,800            --        33,700            --
                                                       ----------    ----------    ----------    ----------
   Common stock and dilutive securities outstanding     8,511,600     8,401,400     8,558,300     8,137,500
                                                       ----------    ----------    ----------    ----------
   Diluted earnings per common share ..............    $      .07    $      .11    $      .15    $      .14
                                                       ==========    ==========    ==========    ==========

   Options and warrants to purchase 2,034,000 and 2,589,000 shares of common stock were not considered in calculating diluted earnings per share in 1999 and 1998, respectively, as their inclusion would have been anti-dilutive.

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

   The Company accounts for the investment using the equity method of accounting. Summary unaudited statements of operations data of Warner/TBA are as follows:

                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                SEPTEMBER 30,                SEPTEMBER 30,
                            1999           1998           1999            1998
                         -----------    -----------    -----------     -----------
                                   (UNAUDITED)                  (UNAUDITED)
   Revenues .........    $ 2,052,800    $ 4,110,000    $ 7,231,000     $ 8,676,000
   Net income (loss)          12,200         45,400        (63,800)        807,000

   Summary unaudited balance sheet data of Warner/TBA consists of the following:

                                               AS OF SEPTEMBER 30, 1999
                                               ------------------------
                                                       (UNAUDITED)
               Current assets ...................      $1,639,700
               Non-current assets ...............         196,700
               Current liabilities ..............       1,181,900
               Partners' capital ................         654,500

4. 1999 ACQUISITION

   On March 18, 1999, the Company acquired 100% of the common stock of Karin Glass & Associates, Inc. and affiliated companies (collectively, "KGA"), for a maximum purchase price of approximately $3,200,000. The purchase price paid at closing included a cash payment of $2,300,000 and the issuance of 221,500 shares of common stock of the Company valued at $900,000. The purchase price paid at closing is subject to reduction based on the earnings of KGA during each of the years 1999 and 2000. The sellers pledged their shares of common stock of the Company as collateral during the earn-out period. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the date of acquisition.

5. COMMON STOCK REPURCHASE PROGRAM

   The board of directors authorized the repurchase, at management's discretion, of up to 1,000,000 shares of the Company's common stock until December 31, 1999. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders' equity. During the nine months ended September 30, 1999, the Company repurchased 443,700 shares of its common stock for total consideration of $2,030,900 pursuant to the stock repurchase program.

6. NEW ACCOUNTING PRONOUNCEMENT

   In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the statement, every derivative is recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value will be recognized in earnings unless specific hedge accounting criteria are met. The FASB, in its' June 1999 release of SFAS No. 137, delayed the effective date for reporting periods beginning after June 15, 2000. The Company is currently analyzing the Statement to determine the impact, if any, on the Company's financial position or results of operations.

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

GENERAL

The Company currently derives a majority of its revenues (68% for the nine months ended September 30, 1999 versus 91% for the nine months ended September 30, 1998) from the production of business communications and entertainment events for corporate clients. The Company works with its clients to develop creative programming to deliver messages to the client's targeted audiences. The Company receives a fee for providing these services, which may include developing creative content, designing audio/visual presentations and arranging for live entertainment and related production services, including lights and sound. Revenue is recognized when the services are completed for each event. Costs of producing the events are also deferred until the event occurs.

The remainder of the Company's revenues are generated from event merchandising (23% for the nine months ended September 30, 1999 versus 3% for the nine months ended September 30, 1998) artist management (6% for each of the nine months ended September 30, 1999 and September 30, 1998), and entertainment marketing (3% for the nine months ended September 30, 1999 versus none for the nine months ended September 30, 1998). Event merchandising revenue is recognized when the merchandise is shipped or sold to the customer. Cost of sales includes the direct cost of acquiring or producing the merchandise. Artist management revenue, which generally consists of commissions received from artists' earnings, is recognized in the period in which the artist earns the revenue. There are generally only minimal direct costs associated with generating artist management revenue. Entertainment marketing revenues and cost of revenues are recognized when the services are completed for each program or, for those programs with multiple events, apportioned to each event and recognized as each event occurs.

The Company also develops and produces entertainment marketing programs and special events through a 50% interest in Warner/TBA, a joint venture with an affiliate of Time Warner. The Company accounts for these activities using the equity method of accounting.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Results of operations of each of the 1998 Acquisitions and the KGA acquisition are included from the corresponding acquisition dates.

Revenues increased $18,683,300, or 118%, to $34,471,100 in the 1999 period from $15,787,800 in the 1998 period. $9,198,700 of the increase resulted from the production of 197 additional corporate meeting and entertainment events, to 395 events in the 1999 period compared to 198 events produced in the 1998 period. The increase in the number of shows is primarily attributable to the acquisitions of CPI, Image and Magnum, which occurred in the third and fourth quarters of 1998. The average revenue per event was approximately $59,700 in the 1999 period versus $72,800 in the 1998 period. In the 1998 period, the average revenue per event was higher due to the impact of producing two events with revenues totaling $2,400,000. In addition, the 1999 average revenue per event was reduced by the impact of a higher number of lower revenue events produced by one of the 1998 Acquisitions. In general, the Company is aggressively pursuing larger corporate meeting and entertainment events with Fortune 1000 companies.

Event merchandising revenues increased $7,291,800 to $7,792,400 for the 1999 period from $500,600 for the 1998 period, due to the addition of merchandising activities through the acquisition of CII (August 1998) and KGA (March 1999). Artist management revenues increased $1,331,800 for the 1999 period from the 1998 period. The increase results primarily from a full nine months of revenues from the acquisition of TSA, which occurred in June 1998. The remaining revenue increase of $861,000 results from record royalties associated with the Company's comprehensive pay per view entertainment marketing program, "For the Record". In the 1998 period, all entertainment marketing programs were executed through the Warner/TBA joint venture, which is accounted for using the equity method of accounting.

Cost of revenues increased $11,431,000, or 106%, to $22,204,700 for the 1999 period from $10,773,700 for the 1998 period. The increase resulted primarily from the production of additional corporate meeting and entertainment events and the addition of merchandising activities discussed above. Cost of revenues as a percentage of revenues decreased to 64% for the 1999 period from 68% for the 1998 period. The decrease results from a general improvement in gross profit margins in all divisions as well as the increase in artist management revenues which typically have minimal direct costs.

Selling, general and administrative expenses increased $5,067,200, or 127%, to $9,070,600 for the 1999 period from $4,003,400 for the 1998 period. The increase results primarily from increased personnel and related operating expenses associated with the increased number of corporate entertainment and meeting planning events, as well as selling, general and administrative expenses associated with the 1998 Acquisitions and the KGA acquisition. The increase is further explained by increased personnel and related expenses incurred to develop an administrative and accounting infrastructure to manage the Company's growth during the past year.

Depreciation and amortization expense increased $975,900, or 285%, to $1,318,100 for the 1999 period from $342,200 for the 1998 period. The increase results primarily from the amortization of goodwill and depreciation of property and equipment associated with the 1998 Acquisitions and the KGA acquisition.

Equity income from the Company's 50% joint venture interest in Warner/TBA decreased to a loss of $31,900 for the 1999 period from income of $403,500 for the 1998 period. Revenues for Warner/TBA decreased $1,445,000 or 17% over the 1998 period. Operating costs for Warner/TBA, including general and administrative expenses, decreased 574,200 over the 1998 period. Net income for Warner/TBA decreased due to higher talent costs associated with a major client tour, the cancellation of the 1999 NBA All-Star Game and lower than expected sales for the June 1999 RockFest.

For the 1999 period, net interest income was $226,600 versus net interest income of $47,700 for the 1998 period. The change is attributable primarily to interest earned on increased cash balances resulting from proceeds from the sale of discontinued businesses and offset by increased interest expense from outstanding debt associated with the 1998 Acquisitions.

The provision for income taxes, as a percentage of income from continuing operations before income taxes, is 40% for the 1999 period, which reflects statutory tax rates adjusted for estimated permanent book/tax differences. There was no provision for income taxes for the 1998 period, as the Company had net operating loss carryforwards available to offset taxable income.

Net income from continuing operations increased $91,100, to $1,246,800 for the 1999 period from $1,155,700 for the 1998 period due to the reasons described above.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Results of operations of each of the 1998 Acquisitions and the KGA acquisition are included from the corresponding acquisition dates.

Revenues increased $4,186,700, or 48%, to $12,858,200 in the 1999 period from $8,671,500 in the 1998 period. $1,082,500 of the increase resulted from the production of 58 additional corporate meeting and entertainment events, to 130 events in the 1999 period compared to 72 events produced in the 1998 period. The increase in the number of shows is primarily attributable to the acquisitions of CPI, Image and Magnum, which occurred in the third and fourth quarters of 1998. The average revenue per event was approximately $66,600 in the 1999 period versus $105,800 in the 1998 period. In the 1998 period, the average revenue per event was higher due to the impact of producing two events with revenues totaling $2,400,000.

Event merchandising revenues increased $2,339,100 for the 1999 period from the 1998 period, due to the addition of merchandising activities through the acquisition of CII (August 1998) and KGA (March 1999). Artist management revenues increased $436,300 for the 1999 period from the 1998 period. The remaining revenue increase of $328,800 results from continuing record royalties associated with the Company's comprehensive pay per view entertainment marketing program, "For the Record". In the 1998 period, all entertainment marketing programs were executed through the Warner/TBA joint venture, which is accounted for using the equity method of accounting.

Cost of revenues increased $1,916,500, or 32%, to $7,859,700 for the 1999 period from $5,943,200 for the 1998 period. The increase resulted primarily from the production of additional corporate meeting and entertainment events and the addition of merchandising activities discussed above. Cost of revenues as a percentage of revenues decreased to 61% for the 1999 period from 69% for the 1998 period. The decrease results primarily from the increase in artist management revenues which typically have minimal direct costs.

Selling, general and administrative expenses increased $1,754,500, or 99%, to $3,533,000 for the 1999 period from $1,778,500 for the 1998 period. The increase results primarily from increased personnel and related operating expenses associated with the increased number of corporate entertainment and meeting planning events, as well as selling, general and administrative expenses associated with the 1998 Acquisitions and the KGA acquisition. The increase is further explained by increased personnel and related expenses incurred to develop an administrative and accounting infrastructure to manage the Company's growth during the past year.

Depreciation and amortization expense increased $277,700, or 148%, to $465,600 or the 1999 period from $187,900 for the 1998 period. The increase results primarily from the amortization of goodwill and depreciation of property and equipment associated with the 1998 Acquisitions and the KGA acquisition.

Equity income from the Company's 50% joint venture interest in Warner/TBA decreased to $6,100 from $22,700 for the 1998 period. Revenues for Warner/TBA decreased $2,057,200, or 50%, over the 1998 period. Operating costs of Warner/TBA, including general and administrative expenses, decreased to $2,040,600 for the 1999 period from $4,065,000 for the 1998 period. The higher revenues and operating costs in the 1998 period were due to the Goodwill Games event, which did not occur in the 1999 period.

For the 1999 period, net interest expense was $10,900 versus net interest income of $141,100 for the 1998 period. The change is attributable primarily to interest expense on outstanding debt associated with the 1998 Acquisitions offset by interest income from proceeds from the sale of discontinued businesses.

The provision for income taxes, as a percentage of income from continuing operations before income taxes, is 41% for the 1999 period, which reflects statutory tax rates adjusted for estimated book/tax differences. There was no provision for income taxes for the 1998 period, as the Company had net operating loss carryforwards available to offset taxable income.

Net income from continuing operations decreased $336,100, to net income of $589,600 for the 1999 period from net income of $925,700 for the 1998 period due to the reasons described above.

DISCONTINUED OPERATIONS

Prior to 1998, the Company acquired and operated certain businesses that were sold in 1998. These businesses included the Nashville Country Club restaurant (opened in November 1994 and sold in December 1998), the Village at Breckenridge Resort (the "Breckenridge Resort") (acquired in April 1996 and sold in August
1998) and a 51% controlling interest in a group of entertainment companies (collectively referred to as "AWC") involved in concert promotion and amphitheater operations (acquired in July 1997 and sold in May 1998). The sale of these businesses has resulted in the reclassification of the operating results of these businesses to discontinued operations for the three and nine months ended September 30, 1998, in accordance with generally accepted accounting principles.

In May 1998, the Company sold its 51% controlling interest in AWC to SFX Entertainment, Inc. As a result, the Company recognized a gain from the sale of AWC in the three and nine month periods ended September 30, 1998 of $1,245,400. In August 1998, the Company sold the Breckenridge Resort to Vail Summit Resorts, Inc.("Vail"). Pursuant to the sale agreement, $3,000,000 of the sales proceeds that were being held in escrow until the consummation of certain other transactions between Vail and an unaffiliated third party developer, were released to the Company in April 1999. As a result, the Company recognized a gain from the sale of the Breckenridge Resort in the nine months ended September 30, 1999 of $479,200, net of income taxes of $399,600.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had cash and cash equivalents of $13,629,600 and working capital of $11,485,500 including $1,329,100 of current portion of long-term debt. Cash provided by continuing operations was $1,055,300 for the first nine months of 1999 compared to cash provided by continuing operations of $934,900 for the 1998 period. In the 1999 period, net income from continuing operations plus depreciation and amortization and plus equity in loss (less equity in income) of Joint Venture provided $2,533,000 of operating cash flow, versus $1,094,400 of operating cash flow in the 1998 period. In the 1999 period, the net change in working capital used $1,364,500 of operating cash flow, with increases in accounts receivable and deferred revenue and other assets, and decreases in accounts payable and other accrued liabilities, offset by an increase in deferred charges and other current assets. In the 1998 period, the net change in working capital used $108,500 of operating cash flow, with increases in deferred revenue, and accounts payable and accrued liabilities offset by increases in accounts receivable and deferred charges and other current assets.

Net cash used in investing activities for the first nine months of 1999 was $300,300, resulting primarily from cash used for the KGA acquisition and expenditures for property and equipment, offset in part by proceeds from the sale of the Breckenridge Resort. Cash provided by investing activities for the 1998 period was $16,253,500 and resulted primarily from the sale of AWC and the Breckenridge Resort, offset by cash used to acquire TSA, CPI, Image and CII, and expenditures for property and equipment.

Net cash used in financing activities for the first nine months of 1999 and 1998 was $2,709,200 and $1,630,100, respectively, resulting primarily from the purchase of treasury shares pursuant to the Company's stock repurchase program and the repayment of borrowings.

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

The Company expects to continue its aggressive growth strategy in certain sectors of the entertainment industry. In March 1999, the Company acquired KGA for a maximum purchase price of $3,200,000. The purchase price paid at closing included a cash payment of $2,300,000 and the issuance of 221,500 shares of common stock of the Company valued at $900,000. The purchase price is subject to reduction based on the earnings of KGA during each of the years 1999 and 2000. The Company anticipates that future business acquisitions made by the Company will also be completed through a combination of cash, notes payable issued to the sellers and the issuance of common stock of the Company to the sellers.

The Company's board of directors has authorized the repurchase of up to 1,000,000 shares of the Company's common stock until December 31, 1999. As of December 31, 1998, the Company had repurchased 196,700 shares of common stock for total consideration of $724,500. In the first nine months of 1999, the Company repurchased an additional 443,600 shares of common stock for total consideration of $2,030,900. The Company utilized proceeds from the sale of businesses and cash flow from operations to fund the repurchases of common stock.

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

NEW ACCOUNTING PRONOUNCEMENT

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the statement, every derivative is recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value will be recognized in earnings unless specific hedge accounting criteria are met. The FASB, in its' June 1999 release of SFAS No. 137, delayed the effective date for reporting periods beginning after June 15, 2000. The Company is currently analyzing the Statement to determine the impact, if any, on the Company's financial position or results of operations.

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

A comprehensive program is in place to remediate potential Year 2000 issues in purchased software and hardware, as well as noninformation technology (IT) systems. The program is divided into four phases:

   1. complete inventory of IT and non-IT systems that may be sensitive to the Year 2000 issue

   2. assessment of systems to determine Year 2000 compliance

   3. remediate non-compliant systems by repair or replacement

   4. testing of remediated systems

The inventory and assessment phases were completed by the end of 1998. The Company completed the remediation phase and the testing phase by the end of October 1999. Some IT-related third-party software manufacturers continue to release minor updates. These updates are being implemented by the Company as soon as they are available from the manufacturers.

While the Company believes that its Year 2000 conversion is completed and will not result in any disruption to the Company's business, the Company acknowledges the uncertainties involved in preparing its system for the Year 2000. As such, the Company is developing a comprehensive Year 2000 specific contingency plan.

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

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(A) Exhibits:

        Exhibit 27 Financial Data Schedule

(B) Form 8-K's filed during the quarterly period ended September 30, 1999:

        None

SIGNATURES


   In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Encino, California, on the l2th day of November, 1999.




                                   TBA ENTERTAINMENT CORPORATION



                                   By: /s/ Thomas Jackson Weaver III
                                      ---------------------------------------
                                       Thomas Jackson Weaver III
                                       Chairman of the Board,
                                       Chief Executive Officer and President



                                   By: /s/ Bryan J. Cusworth
                                      ---------------------------------------
                                       Bryan J. Cusworth,
                                       Chief Financial Officer