Form 10-K405
period 1999-12-31
TBA ENTERTAINMENT CORP
filed 2000-03-30
CIK 913201

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock as reported on March 17, 2000 on the Nasdaq National Market of the National Association of Securities Dealers, Inc.) was approximately $27,452,000.

        As of March 17, 2000, 8,101,800 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant's 2000 annual meeting of stockholders, have been incorporated by reference in Part III of this report.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

        TBA Entertainment Corporation ("TBA" or the "Company") is a diversified communications and entertainment services company providing a broad range of integrated communications and entertainment services through its four core business segments. TBA believes it has a strong presence in each of these very fragmented industries and is building an industry-leading integrated services company.

        - Corporate Communications & Entertainment - Provides a broad range of business communications, meeting production, entertainment and event production services to corporate clients worldwide.

        - Entertainment Marketing & Special Events - Creates and executes innovative entertainment marketing and special event initiatives including music tours, fairs and festivals, television broadcasts and special events.

        - Artist Management - Develops and implements career strategies for some of the most successful artists in the entertainment industry.

        - Event Merchandising - Creates and executes high-impact merchandising programs for entertainment and sporting events, institutional organizations and celebrity clients.

        The integration of TBA's four business divisions creates competitive advantages for the Company. TBA believes that while a variety of competitors exist with each of the Company's divisions, none offer the complete scope of entertainment services provided by TBA. This intra-company synergy provides TBA's clients with an expanded range of comprehensive services while creating additional sources of revenues and profits for the Company. For example, in producing corporate meetings and entertainment marketing programs, the Company creates opportunities to showcase artist management clients and to provide unique merchandising programs. Providing entertainment marketing programs and incentive merchandising programs for corporate clients conversely provides opportunities to cross-sell client decision makers on other corporate communication and entertainment events.

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

CORPORATE COMMUNICATIONS & ENTERTAINMENT

        The Corporate Communications & Entertainment division is an industry leader in the production of innovative corporate meetings and events. This division helps businesses effectively communicate their message via a broad range of business communications, meeting production, entertainment and event productions services. TBA utilizes award-winning creative capabilities and state-of-the-art technology to help corporate clients worldwide deliver targeted messages that educate, inspire and motivate. The Corporate Communications & Entertainment division targets clients with recurring needs for business communications and entertainment services. The Company's client list encompasses a number of industry sectors including telecommunications, information technology, food service, insurance and financial services. Representative clients include Bell South, Nortel, Motorola, McDonald's Corporation, Pizza Hut, State Farm Insurance and Forstmann Little.

        The Corporate Communications & Entertainment division specializes in the creative development, design, production and staging of a wide range of events including: sales conferences, corporate meetings and events, conventions and trade shows, product launches, awards shows, shareholder meetings, live network broadcasts, television commercials, videoconferencing and corporate anniversaries. TBA believes that it has benefited from the decision by an increasing number of major corporations to outsource their business communications and entertainment needs. TBA produced approximately 600 communication and entertainment events in 1999. The recurring nature of this large number of events serves as a source of more predictable revenues as they occur on a more regular basis. The large number of events also provides opportunities for the Company's other divisions, including corporate event opportunities for TBA's artist management clients and merchandising activities.

        The Corporate Communications & Entertainment division serves its clients from a growing roster of offices nationwide, including Atlanta, Chicago, Dallas, Nashville, New York, Phoenix, Salt Lake City and San Diego. These offices were assembled via strategic acquisitions and internal growth over the past three years.

        The Company acquired its first corporate communications and entertainment company in April 1997 with the acquisition of all of the outstanding capital stock of TBA Entertainment Group Nashville, Inc., formerly Avalon Entertainment Group, Inc. ("AEG"), with offices in Nashville and San Diego. In 1998, the Company acquired all of the outstanding capital stock of TBA Entertainment Group Chicago, Inc., formerly Corporate Productions, Inc. ("CPI"), a Chicago-based company, TBA Entertainment Group Phoenix, Inc., formerly Image Entertainment Productions, Inc. ("Image"), a Phoenix-based company and TBA Entertainment Group Dallas, Inc., formerly Magnum Communications, Inc. ("Magnum"), with offices in Dallas and Salt Lake City. In 1999, the Company also opened offices in Atlanta and New York to service its growing client list.

        With the completion of the acquisitions and internal growth described above, TBA delivers a full range of corporate communications and entertainment services to its clients. The Corporate Communications & Entertainment division emphasizes the coordination and allocation of resources and services between the division's offices. TBA has long-standing relationships with freelance contractors in various production, technical and creative disciplines, and supplements its full-time staff with independent contractors where needed.

        The Company believes, based on its experience, that the corporate communications and entertainment industry is highly fragmented. Further, the Company believes that many of its competitors consist of a number of small, primarily regional companies that provide only a limited range of services. However, the Company believes that there are other competitors who have been in business longer and have larger staffs and whose business, like the Company's, is full service in scope. The most important competitive factors include creative and production capabilities, quality and price. The Company believes that it can compete successfully in this market by utilizing the Company's production capabilities and existing talent relationships to produce an exceptional event. TBA's commitment to providing exceptional events has developed a loyal client base. The Company also competes with in-house corporate communications staffs of existing and potential clients and with staffs of hotel and convention centers.

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

ENTERTAINMENT MARKETING & SPECIAL EVENTS

        The Entertainment Marketing & Special Events division is an industry leader in the creation, development and execution of highly integrated and innovative entertainment marketing and special event programs. This division continually forges new ways for clients to reach their audiences and realize their business objectives. The Entertainment Marketing & Special Events division specializes in the creative development, design, production and execution of a broad range of marketing initiatives that may include: national music tours, fairs and festivals, lifestyle events, nationally syndicated radio programs, satellite media tours, network television broadcast specials, point of purchase campaigns, premium/incentive programs, brand imaging campaigns, sponsorship fulfillment, web casts, experiential branding initiatives and consumer/trade promotions.

        TBA provides companies with the power to reach and engage their customers in a fresh, contemporary manner utilizing relevant programming and experiential branding techniques to integrate their company or brand into the lifestyle of their consumers. The Entertainment Marketing & Special Events division seeks to develop music-marketing programs that appeal to highly-focused demographic segments. In addition, corporations are increasingly utilizing entertainment personalities as advertising tools, having recognized the effectiveness of concert/tour sponsorship as a cost-effective means to reach a target audience. The Company has produced sponsored music-marketing tours for clients that include Red Lobster, General Motors, Best Buy and Fruit of the Loom. Under the banner TBA TV, the Company has produced major television broadcast events and specials including Turner Sports 1998 Goodwill Games Opening Celebration on CBS, NASCAR Rocks on TNN, Blockbuster RockFest on MTV, as well as pay-per-view broadcasts for Viewer's Choice, DirecTV and Primestar. TBA produced entertainment marketing special events including "The Show" at the NBA All-Star Weekend, produced for TNT and the NBA, NFL on TNT Tailgate Party and the Montreux Jazz Festival in New York City. In 1999, the Company produced the proprietary event Rockfest in conjunction with Hard Rock Cafe. Rockfest counted the Oldsmobile "Alero", Circuit City and the Discover Card, among others, as corporate sponsors. The Entertainment Marketing & Special Events division also provides unique opportunities for the Company to showcase artist management clients and to develop high-impact merchandising programs to complement the overall marketing program. In addition, relationships with corporate sponsors also create opportunities to sell corporate communications and entertainment services to an expanded client base.

        The Company works with its clients to customize an entertainment marketing and special event to the exact specifications of that particular client. Over time, TBA believes existing clients will expand their programs, both by increasing the scope of existing components of programs and by adding new components to programs. The Company's Entertainment Marketing & Special Events division is currently characterized by a relatively small number of accounts with high revenues per account. As a result, the loss or addition of any one account could have a material affect on the Company's revenues. Because contracts for the Company's marketing programs are typically signed six months to one year before the program takes place, management believes that, to a reasonable degree, it can forecast and take appropriate action for changes in its client portfolio. When possible, the Company also seeks to enter into multi-year contracts with its clients. For example, in 1999, TBA entered into a three-year agreement to produce Rockfest with Hard Rock Cafe as the corporate sponsor. In addition, the Company believes that certain of its programs have applications beyond one single client. For example, in 1998, the Company developed the "For the Record" concept and marketing program for the country music group Alabama. This program was developed to highlight the outstanding career of Alabama and included a guest appearance on a nationally televised CBS special, a double-CD release of all 41 of their number one hits, a worldwide pay-per-view television special, a 13-city Christmas tour and a video of the pay-per-view event. In 1999, the "For the Record" program showcased Merle Haggard. TBA believes that there are other industry artists from all genres of music, that would benefit from the "For the Record" marketing program.

        Prior to the year 2000, the Company operated the Entertainment Marketing & Special Events division both for its own account and through joint venture arrangements, including Warner/TBA, a strategic joint venture between Time Warner's Warner Custom Music Group ("Warner") and TBA. The Company's 50% interest in Warner/TBA was acquired as part of the acquisition of AEG in April 1997. Although the formal joint venture arrangement reached the end of its term in December 1999, TBA continues to execute programs developed by Warner/TBA.

        TBA has made two strategic acquisitions in the past two years, increasing the Company's competitive position in the entertainment marketing industry. In December 1998, the Company acquired all of the outstanding capital stock of TKS Marketing, Inc., which specializes in sponsorship fulfillment. In January 2000, the Company acquired all of the outstanding common stock of Romeo Entertainment Group, Inc. ("Romeo"), one of the largest producers of outdoor fairs and festivals in the United States. The Company believes that the fairs and festivals industry is in the midst of rapid change. Together with Romeo, the Company believes that it will have a tremendous opportunity to help shape the future of the fairs and festivals industry. The Company believes that there are a number of other acquisition opportunities available to the Company to add additional entertainment marketing and special events business.

ARTIST MANAGEMENT

        The Artist Management division develops and implements career strategies for music industry artists, including high-profile artists such as Brooks & Dunn, Kathy Mattea, Chely Wright, Gary Chapman and Jaci Velasquez. The Company, as a leader in the production of corporate communications and entertainment programs, entertainment marketing initiatives, special events sponsorship procurement and merchandising of entertainment and sporting events, is uniquely positioned to create opportunities for artists. Management believes that the Company's familiarity with all facets of the entertainment industry enables it to help artists create and capitalize on opportunities. With its expertise in concert production and corporate entertainment events and its relationships with venue managers, outside concert promoters, broadcasting executives and other industry professionals, management believes that the Company is uniquely positioned to offer services which can significantly enhance the careers of its clients. The Company develops long term career strategies and represents music industry artists in the negotiation of recording, touring, merchandising and performance contracts. Using these integrated resources, the Artist Management team is unified around the strategy of creating long-term, sustained success for the Company's artist management clients.

        The Company has made two strategic acquisitions over the past two years in assembling the Artist Management Division. In June 1998, the Company acquired all of the equity interests in Titley Spalding & Associates LLC, which currently manages Brooks & Dunn, Kathy Mattea and Chely Wright, among others. In December 1999, the Company acquired Mike Atkins Management, Inc. ("Atkins"), one of the largest artist management companies serving contemporary Christian music. Atkins manages Christian music artists including Point of Grace and Jaci Velasquez, among others.

        The Company believes that the artist management industry is highly-fragmented and its competitors consist primarily of small independent artist managers with a limited roster of clients, although there are several participants in the industry that have capabilities and resources comparable to and, in certain respects, greater than those of the Company. Because of the highly-fragmented nature of the artist management industry, the Company believes that there are a number of acquisition opportunities available to the Company, both within the country music genre as well as in other music genres including pop and rock. However, there can be no assurances that the Company will be successful in acquiring any additional companies in the artist management industry.

EVENT MERCHANDISING

        The Event Merchandising division develops and executes merchandising programs for entertainment and sporting events, institutional organizations and celebrity clients. This division creates, designs, and executes merchandising programs as well as promotional and for-sale items. As a leader and innovator in the industry, TBA has created and executed exclusive merchandising programs for a broad range of events. These events include the Olympic games, the world's premier sporting event, the Association of Volleyball Professionals, the world's premier men's beach volleyball tour, U.S. Women's Figure Skating Championship, and the Ericsson Open Tennis Tournament, a world-class tennis championship.

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

        The Company has made three strategic acquisitions over the past three years in assembling its Event Merchandising division. In July 1997, the Company acquired 51% of Eric Chandler Merchandising, Inc. ("ECM"). ECM, a Los Angeles-based company, specializes in executing merchandising for large-scale entertainment and sporting events, such as the 1996 Summer Olympic Games in Atlanta, Georgia. The remaining 49% of ECM was acquired by TBA in May 1998. In August 1998, the Company acquired all of the outstanding stock of Corporate Incentives, Inc. ("CII"), in connection with its acquisition of CPI. CII implements corporate merchandising programs. In March 1999, the Company acquired all of the outstanding stock of Karin Glass & Associates, Inc. and affiliated companies ("KGA"). KGA, an Indianapolis-based company, is a full-service merchandising company specializing in merchandise design, production and fulfillment.

DISCONTINUED OPERATIONS

        In 1998, the Company began to focus its growth in certain segments of the entertainment sector and, in accordance with this strategy, divested itself of businesses that were not a part of the future growth plans of the Company. In May 1998, the Company sold its 51% interest in Avalon West Coast ("AWC"), a group of affiliated entities engaged primarily in concert promotion and amphitheater operations on the West coast, to New York-based SFX Entertainment, Inc. In August 1998, the Company sold all of its interest in The Village at Breckenridge Acquisition Corp., Inc. and Property Management Acquisition Corp., Inc., the wholly-owned subsidiaries of the Company that owned the Village at Breckenridge Resort located in Breckenridge, Colorado, and the associated property management business operating in Breckenridge (the "Breckenridge Resort"), to Vail Summit Resorts, Inc., an affiliate of Vail Resorts, Inc. ("Vail"). In December 1998, the Company completed the sale of its Nashville Country Club Restaurant.

        The Company utilized a portion of the $24 million of proceeds (before applicable transaction costs) from the sale of these assets to fund its growth strategy in 1998, 1999 and in January 2000. The remaining proceeds will be utilized for operations and to fund the continued expansion of the Company's core entertainment operations pursuant to its business strategy.

BUSINESS SEGMENT INFORMATION

        The Company classifies its operations into the four major business segments discussed above. See Note 11 to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for summarized financial information concerning the Company's reportable segments.

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

EMPLOYEES

        As of December 31, 1999, the Company had approximately 168 full-time and part-time employees. It is the Company's intention to manage its growth consistent with its ability to attract and retain qualified employees to manage its operations. Over the course of any given event or program, the Company evaluates the production personnel requirements and determines the extent to which it must supplement its available employee base with the use of freelance contractors or part-time employees. The Company believes that its relationship with its employees and freelance contractors is good.

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

ITEM 2.   PROPERTIES.

        The Company has offices located in Hickory Valley, Tennessee in a building owned by a limited partnership, the general partner of which is a corporation owned by Thomas J. Weaver III and Frank A. McKinnie Weaver, Sr., each an officer and director of the Company, and of which they also are limited partners. The limited partnership does not charge the Company rent for its Hickory Valley, Tennessee offices. The fair market rental value for this office space is not material to the Company's consolidated results of operations.

        The Company and/or its subsidiaries have entered into lease agreements with respect to leased office space in numerous cities in which the Company operates. These leases expire at various dates through September 2006. The Company's wholly-owned subsidiary, TBA Entertainment Group Dallas, Inc., owns the building in which its offices and production facilities are located, as well as certain vacant land adjacent to such building. The building is encumbered with an approximately $300,000 first lien mortgage indebtedness.

        TBA believes that the properties and facilities it owns or leases are suitable and adequate for the Company's current business and operations. The Company anticipates that as it expands, it will require additional office space to support such growth and believes that suitable space will be available as needed on commercially reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS.

        On July 31, 1997, the Company acquired a 51% partnership interest in the Irvine Meadows Amphitheater Partnership, a California general partnership which owned and managed the Irvine Meadows Amphitheater in Irvine, California. The Company acquired such 51% partnership interest from a corporate affiliate of a member of the Board of Directors of the Company (the "Seller"). In order to effectuate such sale, the Seller affiliate acquired an aggregate 49% partnership interest in the Irvine Meadows Amphitheater Partnership from two of its existing partners. On October 23, 1998, the two partners that sold their partnership interests to the Seller, along with their controlling shareholders (collectively, the "Plaintiffs"), filed a complaint in the Los Angeles Superior Court against the Company and the Seller. Certain other defendants were also named in the complaint. In such complaint, the Plaintiffs allege that, in connection with their sale, the Seller breached certain contractual obligations, breached his fiduciary duty to them as partners, and fraudulently induced them to sell their respective partnership interests. The Plaintiffs further allege that the Company aided and abetted the alleged breach of fiduciary duty and the fraud in the inducement. The Company denies all of the allegations and is vigorously defending this action. A state court in California has ruled that this litigation is to be settled by binding arbitration. An arbitrator has been assigned to the case, but no discovery has taken place. Management does not believe that the outcome of this litigation will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        (a) The Common Stock is quoted on the Nasdaq National Market under the symbol TBAE. On March 17, 2000, the last reported sale price of the Common Stock was $4 1/4 per share. The following table sets forth the range of high and low bid prices of the Common Stock during each quarterly period within the two most recent fiscal years, as reported on the Nasdaq National Market.

                                                         HIGH         LOW
                                                       --------     --------
1999

  First Quarter                                        $5 5/16      $3 7/8

  Second Quarter                                        4 15/16      3 7/8

  Third Quarter                                         4 1/2        3 7/8

  Fourth Quarter                                        5 1/2        3 15/16

1998

  First Quarter                                         4 1/16       3 1/4

  Second Quarter                                        5            3 5/8

  Third Quarter                                         5 9/32       3 5/8

  Fourth Quarter                                        4 7/8        3 7/16

        (b) The approximate number of holders of record of Common Stock on March 17, 2000 was 187.

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

ITEM 6. SELECTED FINANCIAL DATA


STATEMENTS OF OPERATIONS DATA (1):                        1999             1998           1997            1996            1995
                                                       -----------     -----------     -----------     -----------     ----------
Revenues                                               $48,163,900     $27,272,700     $ 6,437,100             $--            $--
Costs related to revenues                               31,863,400      18,468,700       4,705,600              --             --
                                                       -----------     -----------     -----------     -----------     ----------
Gross profit margin                                     16,300,500       8,804,000       1,731,500              --             --
Selling, general and administrative expenses            12,962,600       6,969,000       1,888,600         302,000        334,900
Depreciation and amortization                            1,790,300         679,400         148,900           1,400          1,400
Minority interest                                               --         (36,000)             --              --             --
Equity in income of Joint Venture                         (173,000)       (343,700)        (78,900)             --             --
Net interest (income) expense                             (266,200)       (144,500)        153,000             700          2,800
                                                       -----------     -----------     -----------     -----------     ----------
Income (loss) from continuing operations
     before income taxes                                 1,986,800       1,679,800        (380,100)       (304,100)      (339,100)
Provision for income taxes                                (790,000)       (189,700)             --              --             --
                                                       -----------     -----------     -----------     -----------     ----------
Income (loss) from continuing operations                 1,196,800       1,490,100        (380,100)       (304,100)      (339,100)
Income (loss) from discontinued operations                 329,200       1,180,900         782,400      (2,823,200)      (454,800)
                                                       -----------     -----------     -----------     -----------     ----------
Net income (loss)                                      $ 1,526,000     $ 2,671,000     $   402,300     $(3,127,300)    $ (793,900)
                                                       ===========     ===========     ===========     ===========     ==========

EBITDA (2)                                             $ 3,510,900     $ 2,214,700     $   (78,200)    $  (302,000)    $ (334,900)
                                                       ===========     ===========     ===========     ===========     ==========

Income (loss) from continuing operations - basic       $      0.14     $      0.19     $     (0.07)    $     (0.09)    $    (0.23)
Income (loss) from continuing operations - diluted     $      0.14     $      0.18     $     (0.06)    $     (0.09)    $    (0.23)
Weighted average common stock outstanding - basic        8,495,200       7,851,600       5,680,300       3,575,900      1,470,000
Weighted average common stock outstanding - diluted      8,540,000       8,243,500       6,324,600       3,575,900      1,470,000

BALANCE SHEET DATA (1):

Working capital (3)                                      7,838,600      12,381,900       1,122,000              --             --
Goodwill, net                                           19,383,700      16,008,600       3,494,100              --             --
Net assets of discontinued operations                       54,100       2,552,000      20,273,000      11,797,662      1,795,000
Total assets                                            43,149,500      40,445,200      27,401,600      13,428,200      1,795,000
Long-term debt (4)                                       3,719,600       4,755,700       2,036,700              --             --
Treasury stock                                          (2,062,100)       (724,500)             --              --             --
Stockholders' equity                                    27,858,800      28,515,700      20,720,400      12,213,300      1,795,000

(1) Prior to 1998, the Company acquired and operated certain businesses that were sold in 1998. The sale of these businesses has resulted in the reclassification of the operating results and net assets and liabilities of these businesses to discontinued operations for all periods presented.

(2) EBITDA is earnings from continuing operations before interest income and expense, income taxes and depreciation and amortization. EBITDA is presented supplementally because management believes it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income or cash provided by or used in operating, investing or financing activities), nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

(3) Working capital represents total current assets (excluding net short-term assets of discontinued operations) less total current liabilities (excluding net short-term liabilities of discontinued operations).

(4) Long-term debt excludes notes payable and current portion of long-term debt totaling $3,328,000, $759,600 and $1,063,300 as of December 31, 1999, 1998
    and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion and analysis is to explain the major factors and variances between periods of the Company's results of operations. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and notes thereto included in Item 8, beginning on page 15.

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

In April 1997, the Company acquired its first corporate communications and entertainment company, TBA Entertainment Group Nashville, Inc., formerly Avalon Entertainment Group, Inc. ("AEG"), including a 50% interest in the Warner/TBA (formerly Warner/Avalon) joint venture. In 1998, the Company grew its operations through the acquisition of several additional corporate communications and entertainment services businesses, including Titley Spalding & Associates, LLC ("TSA"), TBA Entertainment Group Chicago, Inc., formerly Corporate Productions, Inc. ("CPI"), Corporate Incentives, Inc. ("CII"), TBA Entertainment Group Phoenix, Inc., formerly Image Entertainment Productions, Inc. ("Image"), TBA Entertainment Group Dallas, Inc., formerly Magnum Communications, Inc. ("Magnum"), and TKS Marketing, Inc. ("TKS"), (collectively, the "1998 Acquisitions"). In 1999, the Company also completed the acquisition of Karin Glass & Associates, Inc. and affiliated companies (collectively, "KGA") and Mike Atkins Management, Inc. ("Atkins") (collectively, the "1999 Acquisitions"). In January 2000, the Company also completed the acquisition of Romeo Entertainment Group, Inc. ("Romeo").

General

The Company classifies its operations into four major business segments. See
Note 11 to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for summarized financial information concerning the Company's reportable segments.

The Company currently derives a majority of its revenues (71%, 86% and 98% for the years ended December 31, 1999, 1998 and 1997, respectively) from the production of business communications and entertainment events for corporate clients. The Company works with its clients to develop creative programming to deliver messages to the client's targeted audiences. The Company receives a fee for providing these services, which may include developing creative content, designing audio/visual presentations and arranging for live entertainment and related production services, including lights and sound. Revenue is recognized when the services are completed for each event. Costs of producing the events are also deferred until the event occurs.

The remainder of the Company's revenues are generated from event merchandising (20%, 5% and 0% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively), artist management (6%, 6% and 2% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively) and entertainment marketing (3%, 3% and 0% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively). Event merchandising revenue increased dramatically in 1999 as a result of the acquisition of KGA in March 1999. Event merchandising revenue is recognized when the merchandise is shipped or sold to the customer. Cost of sales includes the direct cost of acquiring or producing the merchandise. Artist management revenue, which generally consists of commissions received from artists' earnings, is recognized in the period in which the artist earns the revenue. There are generally only minimal direct costs associated with generating artist management revenue. Entertainment marketing revenues and cost of revenues are recognized when the services are completed for each program or, for those programs with multiple events, apportioned to each event and recognized as each event occurs.

Through December 31, 1999, the Company also developed and produced entertainment marketing programs and special events through a 50% interest in Warner/TBA, a joint venture with an affiliate of Time Warner. The Company accounted for these activities using the equity method of accounting. The formal Warner/TBA joint venture agreement reached the end of its term on December 31, 1999. Accordingly, beginning in the year 2000, the Company will begin to recognize all revenue and expenses associated with entertainment marketing programs that were previously executed by the Warner/TBA joint venture. As a result, along with the acquisition of Romeo in January 2000, the Company expects that entertainment marketing revenue, as a percent of total Company revenue, will increase significantly beginning in the year 2000.

Discontinued Operations

Prior to 1998, the Company acquired and operated certain businesses that were sold in 1998. These businesses included the Nashville Country Club, the Village at Breckenridge Resort and a 51% controlling interest in AWC. In accordance with accounting principles generally accepted in the United States, the sale of these businesses has resulted in the reclassification of the operating results of these businesses to discontinued operations for all periods presented. Operating results of these businesses and other information for discontinued operations appear in the notes to consolidated financial statements captioned "Dispositions" (Note 7).

Results of Operations ended December 31, 1999 and 1998

For the 1999 period, results of operations of KGA and Atkins are included from their respective acquisition dates. For the 1998 period, results of operations of each of the 1998 Acquisitions are included from the corresponding acquisition dates in 1998.

Revenues increased $20,891,200, or 77%, to $48,163,900 for 1999 from $27,272,700 for 1998. $10,712,800 of the increase resulted from the production of 177 additional corporate entertainment and meeting production events, to 583 events in 1999 compared to 406 events produced in 1998. The increase in the number of shows is primarily attributable to an increase in the Company's sales force and the inclusion of a full year of operations of CPI, Image and Magnum, which were acquired in the third and fourth quarters of 1998. The average revenue per event increased from $57,800 in 1998 to $58,600 in 1999. In 1999, the Company produced 28 events with revenues in excess of $250,000, versus 20 such events in 1998. However, the impact of the increase in the number of larger events was offset by the impact of a higher number of lower revenue events produced by one of the 1998 Acquisitions. In general, the Company is aggressively pursuing larger corporate meeting and entertainment events with Fortune 1000 companies.

Event merchandising revenues increased $8,292,800 for the 1999 period from the 1998 period, due to the addition of merchandising activities through the acquisition of KGA in March 1999. KGA produces and sells merchandise for a number of large sporting events and corporate fulfillment programs. Revenue from the artist management division increased $1,155,000 in 1999. The increase results primarily from a full year of revenues from TSA, which was acquired in June 1998. The remaining revenue increase of $730,600 results from a full year of revenues from TKS, which was acquired in December 1998 and from revenues generated by the For the Record program.

Cost of revenues increased $13,394,700, or 73%, to $31,863,400 for 1999 from $18,468,700 for 1998. The increase resulted primarily from the production of additional corporate entertainment and meeting planning events and the addition of merchandising activities discussed above. Cost of revenues as a percentage of revenues decreased to 66% for 1999 from 68% for 1998. The decrease was due to improved profit margins related to corporate communications and entertainment events for 1999 as compared to 1998, increased revenues from artist management, which typically have minimal direct costs as a percentage of revenue, and improved profit margins in event merchandising resulting from the acquisition of KGA in March 1999.

Selling, general and administrative expenses increased $5,993,600, or 86%, to $12,962,600 for 1999 from $6,969,000 for 1998. The increase results primarily from increased personnel and related operating expenses associated with the increased number of corporate entertainment and meeting planning events, as well as general and administrative expenses associated with the 1999 acquisitions and a full year of operations for the 1998 Acquisitions. Selling, general and administrative expenses, as a percent of total revenues, increased to 27% for 1999 from 26% for 1998. The increase is primarily due to added sales personnel and the opening of the Atlanta office in the fourth quarter of 1999.

Depreciation and amortization expense increased $1,110,900, or 164%, to $1,790,300 for 1999 from $679,400 for 1998. The increase results primarily from the amortization of goodwill associated with the 1999 and 1998 Acquisitions. The Company expects that depreciation and amortization expense will continue to increase in the year 2000 as a result of amortization expense associated with the Atkins acquisition in December 1999 and the Romeo acquisition in January 2000.

Equity income from AEG's 50% joint venture interest in Warner/TBA decreased to income of $173,000 for 1999 from of $343,700 for 1998. Revenues for Warner/TBA decreased $673,900, or 8%, to $8,178,600 for 1999 from $8,852,500 for 1998.
Operating costs of Warner/TBA, including general and administrative expenses, increased $167,600, or 2%, to $8,332,600 for 1999 from $8,165,000 for 1998. Net income for Warner/TBA decreased to a loss of $154,000 in 1999 from a profit of $687,500 in 1998, due to higher talent costs associated with a major client tour, the cancellation of the NBA All-Star Game in 1999 and lower than expected sales for the June 1999 Rockfest. Effective December 31, 1999, the formal joint venture agreement with Warner reached the end of its term. Beginning in the year

2000, the Company will recognize 100% of the revenues and expenses associated with programs previously recorded by Warner/TBA. In addition, in 1999, the Company recognized a gain of $250,000 related to the distribution of the net assets of Warner/TBA.

Net interest income was $266,200 for 1999 versus $144,500 for 1998. The change is attributable primarily to interest earned on increased cash balances resulting from proceeds from the sale of certain businesses in 1998, offset by increased outstanding debt associated with the 1998 Acquisitions. As a result of acquisitions made by the Company in 1999 and in January 2000, the Company's long-term debt has increased. Accordingly, the Company expects that net interest income will decrease in the fiscal year 2000.

The provision for income taxes, as a percentage of income from continuing operations before income taxes, is 40% for the 1999 period compared to 11% for 1998, and reflects statutory tax rates adjusted for estimated permanent book/tax differences. The 1998 tax provision was positively impacted by the utilization of net operating loss carrryforwards available to offset taxable income. The Company has utilized substantially all its federal net operating loss carryforwards as of December 31, 1999.

Discontinued Operations

In 1999, the Company received the final payment related to the sale of the Village at Breckenridge Resort. Accordingly, the Company recognized a gain on the sale of discontinued operations of $329,200 for 1999, net of additional expenses related to the sale of discontinued operations and net of income taxes of $399,600. Income from discontinued operations in 1998 included a gain on the sale of AWC in May 1998 and the discontinued operations of the Village at Breckenridge Resort through the August 1998 sale date. No gain was recorded on the sale of the Village at Breckenridge Resort in 1998 due to certain contingent payments that were not received until 1999.

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

Revenues increased $20,835,600, or 324%, to $27,272,700 for 1998 from $6,437,100 for 1997. $17,198,700 of the increase resulted from the production of 298 additional corporate entertainment and meeting production events, to 406 events in 1998 compared to 108 events produced in 1997. The increase in the number of shows is primarily attributable to an increase in the Company's sales force, the addition of corporate meeting event services in 1998 and the acquisitions of CPI, Image and Magnum, in the third and fourth quarters of 1998. In 1997, the Company produced primarily corporate entertainment events through the operations of AEG. The average revenue per event remained relatively constant at approximately $58,000 between years. In general, the Company is aggressively pursuing larger corporate entertainment and meeting events with Fortune 1000 companies. In 1998, the Company produced 20 events with revenues in excess of $250,000, versus two such events in 1997. However, the impact of the substantial increase in the number of larger events was offset by a higher number of lower revenue events produced by one of the 1998 Acquisitions.

Revenue from the artist management division increased $1,565,900 for the 1998 period from the 1997 period. The Company contracted with one well-known new artist in 1997, which began producing significant revenue in 1998. Additionally, in June 1998, the Company acquired TSA, an artist management company with three artists currently under management. Revenue from the event merchandising division increased $1,233,500 for the 1998 period from the 1997 period, due to the addition of merchandising activities through the acquisition of Eric Chandler Merchandising, Inc. and CII. The remaining revenue increase of $837,500 results from revenue associated with the For the Record program. In the 1997 period, all entertainment marketing programs were executed through the Warner/TBA joint venture, which is accounted for using the equity method of accounting.

Cost of revenues increased $13,763,100, or 292%, to $18,468,700 for 1998 from $4,705,600 for 1997. The increase resulted primarily from the production of additional corporate entertainment and meeting planning events and the addition of merchandising activities discussed above. Cost of revenues as a percentage of revenues decreased to 68% for 1998 from 73% for 1997. A portion of the decrease was due to improved profit margins related to corporate entertainment and meeting planning events for 1998 as compared to 1997. The remaining decrease results from increased revenues for artist management, which typically have minimal direct costs as a percentage of revenue. The decrease in cost of revenues is offset by the increase in revenues in the event merchandising division, which had a cost of revenues of 81% of event merchandising revenues for 1998.

Selling, general and administrative expenses increased $5,080,400, or 269%, to $6,969,000 for 1998 from $1,888,600 for 1997. The increase results primarily from increased personnel and related operating expenses associated with the increased number of corporate entertainment and meeting planning events, as well as general and administrative expenses associated with the 1998 Acquisitions. The increase is further explained by increased personnel and related expenses incurred to develop an administrative and accounting infrastructure to manage the Company's growth during the past year. Selling, general and administrative expenses, as a percent of revenue, decreased to 26% in 1998 from 29% in 1997.

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

For 1998, net interest income was $144,500 versus net interest expense of $153,000 for 1997. The change is attributable primarily to interest earned on increased cash balances resulting from proceeds from the sale of discontinued operations, offset by increased outstanding debt associated with the 1998 Acquisitions.

The provision for income taxes, as a percentage of income taxes from continuing operations before income taxes, was 11% for 1998, which reflects statutory tax rates adjusted for utilization of net operating loss carryforwards and book/tax differences. There was no provision for income taxes for 1997 as the Company had net operating loss carryforwards available to offset taxable income.

Discontinued Operations

The Company recognized a net gain on the disposition of AWC and the Nashville Country Club restaurant in 1998 of $1,196,500. No gain was recognized on the sale of the Breckenridge Resort in 1998, as a portion of the proceeds from the sale of the Breckenridge Resort was held in escrow pending the consummation of certain other transactions. Upon receipt of the funds held in escrow, which occurred in 1999, the Company recognized a one-time gain from the sale of the Village at Breckenridge Resort.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position, funding acquisitions and working capital needs from net cash proceeds received from the sale of discontinued operations and out of operating cash flow. Cash and cash equivalents were $12,847,600 at December 31, 1999 as compared to $15,583,800 at December 31, 1998. Working capital was $7,892,700 at December 31, 1999, versus $14,933,900 at December 31, 1998. The decrease is primarily attributable to the use of cash reserves to acquire KGA in March 1999 and to fund the Company's stock repurchase program, as well as the increase in current portion of long-term debt due to the maturation of certain acquisition financing in the year 2000.

Cash provided by continuing operations was $1,041,400 and $1,476,900 for 1999 and 1998, respectively, compared to cash used in continuing operations of $620,400 for 1997. The increase from 1997 to 1998 is primarily the result of improved operations. The fluctuation in cash provided by continuing operations between 1998 and 1999 primarily reflects the timing of deferred revenue and prepaid expenses associated with programs occurring in the following year.

Cash used in investing activities was $952,400 in 1999, versus cash provided by investing activities of $15,283,100 and $76,400 in 1998 and 1997. In 1999, cash was used to acquire KGA and property and equipment, offset by the remaining payment of $3,000,000 of proceeds from the sale of the Village at Breckenridge Resort. In 1998, the Company received proceeds from the sale of AWC, the Village at Breckenridge Resort and the Nashville Country Club restaurant, offset by cash used for the 1998 Acquisitions and expenditures for property and equipment. Cash provided by investing activities for 1997 was primarily from cash acquired in the acquisition of AEG.

Cash used in financing activities was $2,825,200 and $2,154,800 for 1999 and 1998, respectively, resulting primarily from the repayment of borrowings and the purchase of treasury shares pursuant to the Company's stock repurchase program. Cash provided by financing activities for 1997 was $8,874,800, resulting from an offering of 2,600,000 shares of common stock of the Company for $9,100,000, less offering costs of $971,000.

The Company has pursued an aggressive growth strategy since its formation in 1993. From the Company's inception through December 31, 1997, the Company acquired and operated certain businesses that were sold in 1998. The Company relied on external sources of funds, including public offerings of its common stock and bank borrowings to finance the acquisition of these businesses and to fund the general operations of the Company. In 1998, the Company realized net proceeds of $19,393,800 from the sale of discontinued operations, after repayment of borrowings associated with these operations and applicable transaction costs. In 1999, the Company received the final $3,000,000 of net proceeds from the sale of the Village at Breckenridge Resort.

The Company used a portion of the proceeds from the sale of these operations to fund part of the purchase price of AEG in 1997, the 1998 Acquisitions and the 1999 Acquisitions. In addition, the Company used cash reserves to acquire Romeo in January 2000. The remainder of the purchase price for these acquisitions was funded through the issuance of common stock of the Company and the issuance of acquisition notes payable. The acquisition notes are payable in various installments of principal plus accrued interest at 8% through August 2004. During 1998 and continuing through a portion of 2003 (the "Earn-out Period"), the sellers of TSA and TKS will be paid additional sales price consideration based on the earnings of TSA and TKS during each of the years in the Earn-out Period, up to a maximum of $6,380,000 additional purchase price. Generally, the additional purchase price for TSA and TKS will be paid 60% in cash and 40% in notes payable which are payable in semi-annual installments with 8% interest over a five-year period.

The Company's board of directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock until December 31, 1999. As of December 31, 1999, the Company had repurchased 705,300 shares of common stock pursuant to the stock repurchase program for total consideration of $3,023,600. The Company utilized cash reserves to fund the repurchases of common stock.

The Company expects to continue its aggressive growth strategy in the entertainment industry. The Company anticipates that future business acquisitions made by the Company will be completed through a combination of cash, notes payable issued to the sellers and the issuance of common stock of the Company to the sellers.

The Company believes that cash flow from operations and current cash reserves are more than adequate to meet its current working capital requirements. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may issue additional equity and debt securities and may incur, from time to time, additional short- and long-term bank indebtedness. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates and general economic conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms acceptable to the Company. To the extent that the Company is able to finance its growth through internal and external sources of capital, the Company intends to continue to grow its operations through additional acquisitions. There can be no assurance that the Company will be able to acquire any additional businesses, that any businesses that are acquired will be or will become profitable or that the Company will be able to integrate effectively any such businesses into its existing operations.

Forward Looking Statements

The foregoing discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the acquisition of certain businesses and the consummation of future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives of the Company will be achieved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The following financial statements required by this item are filed herewith:

                                                                                                                PAGE
                                                                                                                ----
Report of Independent Public Accountants                                                                         15

Consolidated Balance Sheets as of December 31, 1999 and 1998                                                     16

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997                       17

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997             18

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997                       19

Notes to Consolidated Financial Statements                                                                       20


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TBA Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of TBA Entertainment Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TBA Entertainment Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

Los Angeles, California
March 24, 2000

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1999 AND 1998

                         ASSETS                                        1999              1998
                                                                    -----------       -----------
Current assets:
  Cash and cash equivalents                                         $12,847,600       $15,583,800
  Accounts receivable, net of allowance
    for doubtful accounts of $50,000 and $55,800,                     3,593,400         2,355,100
    respectively
  Inventories                                                           563,300                --
  Deferred charges and other current assets                           2,425,400         1,616,800
  Net short-term assets from sale of
    discontinued operations                                              54,100         2,552,000
                                                                     -----------       -----------
      Total current assets                                           19,483,800        22,107,700

Property and equipment, net                                           2,937,500         1,853,600

Other assets, net:
  Goodwill                                                           19,383,700        16,008,600
  Investment in Joint Venture                                           588,700           410,600
  Other                                                                 755,800            64,700
                                                                    -----------       -----------
      Total assets                                                  $43,149,500       $40,445,200
                                                                    ===========       ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                         $ 3,765,500       $ 4,299,400
   Deferred revenue                                                   4,497,600         2,114,800
   Notes payable and current portion of long term-debt                3,328,000           759,600
                                                                    -----------       -----------
      Total current liabilities                                      11,591,100         7,173,800

Long-term debt, net of current portion                                3,719,600         4,755,700
                                                                    -----------       -----------
      Total liabilities                                              15,310,700        11,929,500
                                                                    -----------       -----------
Stockholders' equity:
   Preferred stock, $.001 par value; authorized
       1,000,000 shares, 2,600 and 68,800, respectively,
       of Series A convertible preferred stock issued and
       outstanding, total liquidation preference $100 and
       $2,100, respectively                                                 100             2,100
  Common stock, $.001 par value; authorized 20,000,000
       shares, 8,714,300 and 8,831,500 shares issued,
       respectively                                                       8,700             8,800
  Additional paid-in capital                                         29,859,900        30,723,100
  Retained earnings (deficit)                                            32,200        (1,493,800)
  Less treasury stock, at cost, 495,500 and 196,700
       shares, respectively                                          (2,062,100)         (724,500)
                                                                    -----------       -----------
       Total stockholders' equity                                    27,838,800        28,515,700
                                                                    -----------       -----------
       Total liabilities and stockholders' equity                   $43,149,500       $40,445,200
                                                                    ===========       ===========

      The accompanying notes are an integral part of these balance sheets.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For the Years Ended December 31,
                                                        -------------------------------------------------
                                                            1999               1998               1997
                                                        ------------       ------------       -----------
Revenues                                                $ 48,163,900       $ 27,272,700       $ 6,437,100
Costs related to revenues                                 31,863,400         18,468,700         4,705,600
                                                        ------------       ------------       -----------
        Gross profit margin                               16,300,500          8,804,000         1,731,500

Selling, general and administrative expenses              12,962,600          6,969,000         1,888,600
Depreciation and amortization expense                      1,790,300            679,400           148,900
Equity in income of Joint Venture                           (173,000)         (343,700)          (78,900)
Minority interest                                                 --            (36,000)               --
Interest (income) expense, net                              (266,200)          (144,500)          153,000
                                                        ------------       ------------       -----------
Income (loss) from continuing operations
   before income taxes                                     1,986,800          1,679,800          (380,100)
Provision for income taxes                                  (790,000)          (189,700)               --
                                                        ------------       ------------       -----------
Income (loss) from continuing operations                   1,196,800          1,490,100          (380,100)
                                                        ------------       ------------       -----------

Discontinued operations (Notes 2 and 7):
   (Loss) income from operations, including income
   tax benefit of ($189,900) and income tax
   expense of $351,800 for 1998 and 1997,
   respectively                                                   --            (15,600)          782,400
Gain on disposition of discontinued operations
   net of income tax expense of  $399,600 for 1999           329,200          1,196,500                --
                                                        ------------       ------------       -----------
Income from discontinued operations                          329,200          1,180,900           782,400
                                                        ------------       ------------       -----------
Net income                                              $  1,526,000       $  2,671,000       $   402,300
                                                        ============       ============       ===========
Earnings per common share - basic:
  Income (loss) from continuing operations              $       0.14       $       0.19       $     (0.07)
  Income from discontinued operations                           0.04               0.15              0.14
                                                        ------------       ------------       -----------
Net income per common share - basic                     $       0.18       $       0.34       $      0.07
                                                        ------------       ------------       -----------
Earnings per common share - diluted:
  Income (loss) from continuing operations              $       0.14       $       0.18       $     (0.06)
  Income from discontinued operations                           0.04               0.14              0.12
                                                        ------------       ------------       -----------
Net income per common share - diluted                   $       0.18       $       0.32       $      0.06
                                                        ============       ============       ===========

        The accompanying notes are an integral part of these statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                          PREFERRED STOCK            COMMON STOCK              ADDITIONAL
                                        -------------------     --------------------------       PAID-IN
                                         SHARES     AMOUNT       SHARES          AMOUNT          CAPITAL
                                        -------     -------     ---------     ------------     -----------
BALANCES, December 31, 1996             334,300     $10,000     4,590,400     $ 16,770,400     $        --

  Issuance of shares of common
    stock and warrants,
    net of offering costs                    --          --     2,600,000        8,129,000              --
  Conversion to $.001 par
    value stock upon
    Reincorporation                          --          --            --      (24,892,200)     24,892,200
  Repurchase of common stock                 --          --            --               --              --
  Net income                                 --          --            --               --              --
                                        -------     -------     ---------     ------------     -----------
BALANCES, December 31, 1997             334,300      10,000     7,190,400            7,200      24,892,200

  Issuance of common stock warrants          --          --            --               --         112,800
  Issuance of common stock upon
    Acquisitions                             --          --     1,423,300            1,400       5,948,900
  Repurchase of common stock                 --          --            --               --              --
  Common stock cancelled                     --          --       (47,700)            (100)       (238,400)
  Conversion of preferred
    stock into common stock            (265,500)     (7,900)      265,500              300           7,600
  Net income                                 --          --            --               --              --
                                        -------     -------     ---------     ------------     -----------
BALANCES, December 31, 1998              68,800       2,100     8,831,500            8,800      30,723,100

  Issuance of common stock                   --          --         7,200               --          30,000
  Issuance of common stock for
     employee stock purchase plan            --          --            --               --         (13,700)
  Repurchase of common stock                 --          --            --               --              --
  Common stock cancelled                     --          --      (190,600)            (200)       (881,500)
  Conversion of preferred
    stock into common stock             (66,200)     (2,000)       66,200              100           2,000
  Net income                                 --          --            --               --              --
                                        -------     -------     ---------     ------------     -----------
BALANCES, December 31, 1999               2,600     $   100     8,714,300     $      8,700     $29,859,900
                                        =======     =======     =========     ============     ===========

                                           RETAINED            TREASURY STOCK             TOTAL
                                           EARNINGS         -----------------------    STOCKHOLDERS'
                                           (DEFICIT)        SHARES        AMOUNT          EQUITY
                                          -----------       -------     -----------    -------------
BALANCES, December 31, 1996               $(4,567,100)           --     $        --     $12,213,300

  Issuance of shares of common
    stock and warrants,
    net of offering costs                          --            --              --       8,129,000
  Conversion to $.001 par
    value stock upon
    Reincorporation                                --            --              --
  Repurchase of common stock                       --         4,800         (24,200)        (24,200)
  Net income                                  402,300            --              --         402,300
                                          -----------       -------     -----------     -----------
BALANCES, December 31, 1997                (4,164,800)        4,800         (24,200)     20,720,400

  Issuance of common stock warrants                --            --              --         112,800
  Issuance of common stock upon
    Acquisitions                                   --            --              --       5,950,300
  Repurchase of common stock                       --       239,600        (938,800)       (938,800)
  Common stock cancelled                           --       (47,700)        238,500              --
  Conversion of preferred
    stock into common stock                        --            --              --              --
  Net income                                2,671,000            --              --       2,671,000
                                          -----------       -------     -----------     -----------
BALANCES, December 31, 1998                (1,493,800)      196,700        (724,500)     28,515,700

  Issuance of common stock                         --            --              --          30,000
  Issuance of common stock for
     employee stock purchase plan                  --       (19,200)         79,800          66,100
  Repurchase of common stock                       --       508,600      (2,299,100)     (2,299,100)
  Common stock cancelled                           --      (190,600)        881,700              --
  Conversion of preferred
    stock into common stock                        --            --              --             100
  Net income                                1,526,000            --              --       1,526,000
                                          -----------       -------     -----------     -----------
BALANCES, December 31, 1999               $    32,200       495,500     $(2,062,100)    $27,838,800
                                          ===========       =======     ===========     ===========

        The accompanying notes are an integral part of these statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         For the Years Ended December 31,
                                                               ---------------------------------------------------

                                                                   1999               1998                1997
                                                               -----------         -----------         -----------
Cash flows from operating activities:
  Net income                                                   $ 1,526,000         $ 2,671,000         $   402,300
  Adjustments to reconcile net income to net cash
    provided by (used in) continuing operations:
        Depreciation and amortization                            1,790,300             679,400             148,900
        Income from discontinued operations                       (329,200)         (1,180,900)           (782,400)
        Undistributed earnings of Joint Venture                   (173,000)           (343,700)            (78,900)
        Deferred tax provision                                    (179,900)           (547,300)                 --
        Changes in operating assets and liabilities,
          net of acquisitions:
            Increase in accounts receivable                       (537,300)           (853,600)           (165,100)
            Decrease in inventories                                108,600                  --                  --
            (Increase) decrease in deferred charges and         (1,099,800)            348,300             186,800
               other current assets
            (Increase) decrease in other assets                    (58,200)              9,900             (33,800)
            (Decrease) increase in accounts payable             (2,397,900)          1,376,900               3,000
                and accrued liabilities
            Increase (decrease) in deferred revenue              2,382,800            (683,100)           (301,200)
                                                               -----------         -----------         -----------
        Net cash provided by (used in) continuing
            operations                                           1,041,400           1,476,900            (620,400)
                                                               -----------         -----------         -----------
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired              (3,237,700)         (3,242,900)            124,800
  Net proceeds from dispositions of businesses                   3,337,100          19,393,800                  --
  Expenditures for property and equipment                       (1,051,800)           (599,800)            (48,400)
  Increase in other current assets                                      --            (268,000)                 --
                                                               -----------         -----------         -----------
        Net cash provided by (used in) investing
            activities                                            (952,400)         15,283,100              76,400
                                                               -----------         -----------         -----------
Cash flows from financing activities:
    Proceeds from sale of common stock, net of
      offering costs                                                    --                  --           8,129,000
    Net borrowings on credit lines                                 152,700                  --                  --
    Proceeds from long-term debt                                    73,000                  --           2,750,000
    Repayments of long-term debt                                  (817,900)         (1,216,000)         (1,980,000)
    Repurchase of common stock                                  (2,299,100)           (938,800)            (24,200)
    Issuance of common stock for employee stock
        purchase plan                                               66,100                  --                  --
                                                               -----------         -----------         -----------
        Net cash (used in) provided by financing
            activities                                          (2,825,200)         (2,154,800)          8,874,800
                                                               -----------         -----------         -----------

Net cash used in discontinued operations                                --                  --          (7,534,400)
                                                               -----------         -----------         -----------
Net (decrease) increase in cash and cash equivalents            (2,736,200)         14,605,200             796,400

Cash and cash equivalents - beginning of year                   15,583,800             978,600             182,200
                                                               -----------         -----------         -----------
Cash and cash equivalents - end of year                        $12,847,600         $15,583,800         $   978,600
                                                               ===========         ===========         ===========
Supplemental Cash Flow Information:
Cash paid during the year for interest                         $   282,400         $   347,300         $    24,900
                                                               ===========         ===========         ===========
Cash paid during the year for income taxes                     $ 1,435,700         $        --         $        --
                                                               ===========         ===========         ===========

        The accompanying notes are an integral part of these statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

1. The Company

        TBA Entertainment Corporation and subsidiaries (the "Company") is a diversified communications and entertainment company that produces a broad range of business communications, meeting productions and entertainment services for corporate meetings, develops and produces integrated music marketing programs, manages music industry artists and develops and executes merchandising programs for entertainment and sporting events. The Company was incorporated in Tennessee in June 1993 and reincorporated in Delaware in September 1997.

2. Basis of Financial Presentation

        Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Discontinued Operations

        Prior to 1998, the Company acquired and operated certain businesses that were sold in 1998 (Note 7). These businesses included the Nashville Country Club Restaurant (opened in November 1994 and sold in December
        1998), the Village at Breckenridge Resort ("Breckenridge Resort") (acquired in April 1996 and sold in August 1998) and a 51% controlling interest in a group of entities (collectively referred to as "AWC") (acquired in July 1997 and sold in May 1998). The sale of these businesses has resulted in the reclassification of the operating results of these businesses to discontinued operations for all periods presented, in accordance with generally accepted accounting principles.

3. Summary of Significant Accounting Policies

        Revenue Recognition

        The Company recognizes revenue when services are completed for an event. For those projects that provide for multiple events, the contract revenue and costs are apportioned and revenue and profit are recognized as each event occurs. Deferred income represents customer deposits on future events. Deferred charges represent Company expenditures related to future events. For merchandise operations, revenue is recognized when the merchandise is shipped or sold to a customer.

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

        Cash and Cash Equivalents

        Cash and cash equivalents consist primarily of cash in banks and highly liquid investments purchased with an original maturity of three months or less. Cash and cash equivalents' carrying amounts approximate fair value. The Company holds its investments in highly qualified financial institutions.

        Inventories

        Inventories consist primarily of finished merchandise product, and are stated at the lower of cost or market, determined using the first-in, first-out (FIFO) basis.

        Property and Equipment

        Property and equipment consists of the following as of December 31, 1999 and 1998:

                                                                 1999               1998
                                                              ----------         ----------
Land .................................................        $  388,000         $  388,000
Buildings and leasehold improvements .................           577,900            236,800
Furniture, fixtures and equipment ....................         2,806,100          1,424,300
                                                              ----------         ----------
                                                               3,772,000          2,049,100
Less - accumulated depreciation and amortization .....          (834,500)          (195,500)
                                                              ----------         ----------
Property and equipment, net ..........................        $2,937,500         $1,853,600
                                                              ==========         ==========

    Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method, over the following estimated useful lives:

         Building and leasehold improvements ......    3-25 years
         Furniture, fixtures and equipment ........    3-5  years

        The Company follows the policy of capitalizing expenditures that materially increase asset lives and charges ordinary maintenance and repairs to operations as incurred.

        Goodwill

        Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is being amortized on a straight-line basis over periods ranging from 5 to 20 years. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no impairment exists at December 31, 1999. Accumulated amortization expense was, $1,822,400, $629,200 and $124,800 as of December 31, 1999, 1998 and 1997, respectively.

        Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consists of the following at December 31, 1999 and 1998:

                                                          1999               1998
                                                      -----------         ----------
         Accounts payable ........................    $ 1,511,500         $1,131,200

         Accrued payroll and related taxes .......        455,300          1,128,000

         Due to sellers of acquired businesses ...        522,900            546,500

         Income taxes payable ....................             --            590,500

         Other accrued expenses ..................      1,275,800            903,200
                                                      -----------         ----------
                                                      $ 3,765,500         $4,299,400
                                                      ===========         ==========

        Income Taxes

        Deferred income tax assets and liabilities are recognized based on enacted tax laws for any temporary differences between financial reporting and tax bases of assets, liabilities and carryforwards. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will be realized.

        Earnings (Loss) per Common Share

        The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 1999, 1998 and 1997:

                                                             1999              1998              1997
                                                          ----------        ----------        ----------
Basic Earnings Per Common Share:
Net income (loss) from continuing operations .....        $1,196,800        $1,490,100        $ (380,100)
Weighted average common stock outstanding ........         8,495,200         7,851,600         5,680,300
                                                          ----------        ----------        ----------
Basic earnings (loss) per common share ...........        $     0.14        $     0.19        $    (0.07)
                                                          ----------        ----------        ----------
Diluted Earnings Per Common Share:
Net income (loss) from continuing operations .....        $1,196,800        $1,490,100        $ (380,100)
                                                          ----------        ----------        ----------
Weighted average common stock outstanding ........         8,495,200         7,851,600         5,680,300

Additional common stock resulting from
  dilutive securities:
  Preferred Stock ................................             2,600           224,200           334,300
  Weighted average contingent common stock issued
    in acquisition. ..............................                --           163,500           310,000
  Stock options and warrants .....................            42,200             4,200                --
                                                          ----------        ----------        ----------
Weighted average common stock and dilutive
  securities outstanding .........................         8,540,000         8,243,500         6,324,600
                                                          ----------        ----------        ----------
Diluted earnings (loss) per common share .........        $     0.14        $     0.18        $    (0.06)
                                                          ==========        ==========        ==========

        Options and warrants to purchase 1,886,500, 2,519,000 and 2,264,000 shares of common stock in 1999, 1998 and 1997, respectively, were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.

        Use of Estimates in Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

4. Debt

Long-term debt of the Company consists of the following as of December 31, 1999 and 1998:

                                                                                                        1999                1998
                                                                                                    -----------         -----------
        Acquisition notes payable, interest at 8%, unsecured ...............................        $ 4,580,600         $ 2,908,000

        Note payable to a bank, interest at the bank's prime rate plus 0.25%
        (8.5% at December 31, 1999), due in monthly installments with a balloon
        payment in December 2000, secured by a pledge of the common stock of a subsidiary ..          1,516,700           2,080,000

        Mortgage note payable to a bank, interest at 8.25%, due in monthly
        installments through December 2011, secured by land and building ...................            311,500             324,900


        Equipment notes payable, interest ranging from 7.57% to 11.58%, due in monthly installments with various maturity dates through July 2003, secured by
        equipment ..........................................................................            315,500             202,400
                                                                                                    -----------         -----------
                                                                                                      6,724,300           5,515,300
        Less-current portion ...............................................................         (3,004,700)           (759,600)
                                                                                                    -----------         -----------
                                                                                                    $ 3,719,600         $ 4,755,700
                                                                                                    ===========         ===========

        Future annual maturities of long-term debt consists of the following as of December 31, 1999:

                  Year Ending
                  December 31,
                  ------------
                  2000..........................    $3,004,700
                  2001..........................     1,335,100
                  2002..........................     1,047,500
                  2003..........................       783,400
                  2004..........................       266,800
                  Thereafter....................       286,800
                                                    ----------
                                                    $6,724,300
                                                    ==========

        In October 1999, a subsidiary of the Company entered into a revolving credit facility with a bank. The facility provides for maximum borrowings of $500,000 to be used for working capital purposes of the subsidiary. Borrowings on the facility accrue interest at the bank's prime rate (8.5% at December 31, 1999) and are secured by all business assets of the subsidiary. The line of credit terminates in May 2001. As of December 31, 1999, $323,300 was outstanding under of the line of credit, which amount is included in notes payable and current portion of long-term debt in the accompanying consolidated balance sheets.

        The Company recognized interest expense of $443,100, $307,700 and $166,400 related to long-term debt for the years ended December 31, 1999, 1998 and 1997, respectively.

5. Investment in Warner/TBA Joint Venture

        Through December 31, 1999, the Company owned a 50% interest in a joint venture with Warner Custom Music Corp. ("Warner"). The joint venture, Warner/TBA (formerly Warner/Avalon), developed and coordinated live, sponsored music entertainment marketing tours and programs and related projects and generated revenues primarily from third party corporate sponsorships. Warner/TBA recognized revenue by amortizing the contract sponsorship funds over the life of the related programs, which ranged from single day events to tours lasting several months.

        Effective December 31, 1999, the formal joint venture agreement with Warner reached the end of its term. Pursuant to an agreement with Warner, the net assets of Warner/TBA will be distributed to TBA. TBA will continue to execute entertainment marketing programs previously developed by Warner/TBA and will pay Warner a net profits interest for certain of the 2000 programs. In 1999, the Company recognized a gain of $250,000 related to the distribution of the net assets of Warner/TBA, which amount is included in Equity in income of Joint Venture in the accompanying consolidated statements of operations.

        Through December 31, 1999, the Company accounted for the investment in Warner/TBA using the equity method of accounting. Summary unaudited statements of operations data of Warner/TBA are as follows:

                                              For the Years Ended December 31,
                                        --------------------------------------------
                                           1999             1998             1997
                                        ----------      -----------      -----------
         Revenues ................      $8,178,600      $ 8,852,500      $10,831,700
         Net (loss) income .......      $ (154,000)     $   687,500      $   220,800

        Summary unaudited balance sheet data of Warner/TBA consists of the following as of December 31, 1999 and 1998:

                                           1999             1998
                                        ----------      -----------
         Current assets ..........      $  619,900      $   981,800
         Non-current assets ......         155,900          304,500
         Current liabilities .....         211,500          568,000
         Partners' capital .......         564,300          718,300

        As of December 31, 1999, the Company had a receivable from Warner/TBA of $56,900.

        During 1999, the two largest customers accounted for 51% and 30% of gross revenues of Warner/TBA. In 1998, affiliates of Warner accounted for 60% of the gross revenues of Warner/TBA. The next two largest customers accounted for 21% and 16% of gross revenues of Warner/TBA. In 1997, the two largest customers accounted for 68% and 29% of gross revenues of Warner/TBA.

6. Acquisitions

        During 1997, 1998 and 1999, the Company completed the following acquisitions:


                                                                                                            Value of         Number
                                                                             Cash         Acquisition    Common Stock     of Shares
                     Company                          Date Acquired     Consideration    Notes Payable      Issued         Issued
                     -------                          -------------     -------------    -------------   ------------     ---------
1997 Acquisition:
   TBA Entertainment Group Nashville, Inc.             April 1997         $  400,000       $2,480,000     $1,781,600        445,400
       (formerly Avalon Entertainment Group, Inc.)

1998 Acquisitions:
   Titley Spalding & Associates, LLC ("TSA")           June 1998           1,000,000               --        754,700        175,000
   TBA Entertainment Group Chicago, Inc.               August 1998         1,450,000        1,550,000      2,000,000        414,000
       (formerly Corporate Productions, Inc.)
   TBA Entertainment Group Phoenix, Inc.               September 1998        687,000          458,000        230,000         60,000
       (formerly Image Entertainment
       Productions, Inc.)
   TBA Entertainment Group Dallas, Inc.                October 1998        1,273,000          900,000      1,087,000        307,000
       (formerly Magnum Communications, Inc.)
   TKS Marketing, Inc. ("TKS")                         December 1998         625,000               --             --             --

1999 Acquisitions:
    Karin Glass & Associates, Inc. and affiliated      March 1999          2,300,000               --             --             --
        Companies
    Mike Atkins Management, Inc.                       December 1999         700,000          700,000             --             --

        During the remainder of 1998 and continuing through a portion of 2003 (the "Earnout Period"), the sellers of TSA and TKS will be paid additional sales price consideration based on the earnings of TSA and TKS during each of the years in the Earnout Period. The maximum additional purchase price is $5,755,000 for TSA and $625,000 for TKS. Subsequent to 1998, the additional purchase price will be paid 60% in cash and 40% in notes payable which are payable in semi-annual installments with 8% interest over a 5-year period. Additional consideration paid during the Earnout Period will be recorded as goodwill and amortized over the remaining period of the original 10-year amortization period, which commenced on the respective acquisition date. For 1998, additional purchase price payable to the sellers of TSA totaled $546,500 and was paid entirely in cash in 1999. For 1999, additional purchase price payable to the sellers of TSA and TKS totaled $756,800 and $114,700, respectively, and are included in accrued liabilities and long-term debt in the accompanying consolidated balance sheets.

        On March 17, 1999, the Company acquired 100% of the common stock of Karin Glass & Associates, Inc. and affiliated companies (collectively, "KGA"), for a maximum purchase price of approximately $3,200,000. The purchase price paid at closing included a cash payment of $2,300,000 and the issuance of 221,500 shares of common stock of the Company valued at $900,000. The purchase price paid at closing was subject to reduction based on the earnings of KGA during each of the years 1999 and 2000. The sellers pledged their shares of common stock of the Company as collateral during the earn-out period.

        Based on the earnings of KGA in 1999 and other factors, in December 1999, the sellers of KGA agreed to return the 221,500 shares of common stock originally issued to them in March 1999. Accordingly, the final purchase price for KGA totaled $2,300,000.

        On December 6, 1999, the Company acquired 100% of the common stock of Mike Atkins Management, Inc. ("Atkins") for a maximum purchase price of $1,400,000. The purchase price paid at closing included a cash payment of $1,000 and the issuance of $1,399,000 in aggregate amount of promissory notes. One promissory note, totaling $699,000 was repaid in January 2000. The remaining $700,000 promissory note is subject to reduction based on the earnings of Atkins during each of the years 2000 through 2004. This promissory note accrues interest at 8% and is payable in four equal annual installments of principal plus accrued interest, commencing April 2001.

        The accounting for the above-mentioned acquisitions is in accordance with the purchase method of accounting. The operations of the acquired businesses are included in the accompanying consolidated statements of operations from their respective acquisition dates. The purchase price for each acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the respective acquisition date.

        Operating results of each of the KGA and Atkins acquisitions and the 1998 Acquisitions are included in the accompanying consolidated statements of operations from their respective acquisition dates. The following unaudited pro forma financial information represents the consolidated results for the years ended December 31, 1999 and 1998, as if the acquisitions had occurred as of the beginning of such year. The pro forma results reflect certain adjustments, including amortization of the excess purchase price over fair value of net assets acquired, interest expense on the acquisition debt and adjustments to salaries and ownership distributions to former owners.

        The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

                                                      Unaudited Pro Forma
                                               For the Years Ended December 31,
                                               --------------------------------
                                                   1999            1998
                                                ----------      -----------
         Total revenues ....................    $ 50,345,400    $ 49,296,200
         Income from continuing operations .    $  1,196,800    $  1,702,200
         Earnings per common share:
           Basic ...........................    $       0.14    $       0.20
           Diluted .........................    $       0.14    $       0.19


        The above calculations of pro forma basic and diluted earnings per common share assumes that the following number of weighted average shares were outstanding:

                                                   1999            1998
                                                ----------      -----------
                                                        (Unaudited)
           Basic ...........................      8,495,200       8,633,900
           Diluted .........................      8,540,000       8,861,900


7. DISPOSITIONS

        AWC

        Effective July 31, 1997, the Company acquired a 51% controlling interest in AWC. The remaining 49% of AWC was owned by a group of individuals who became officers and stockholders of the Company. The purchase price included a $7 million cash payment with proceeds from the Company's 1997 stock offering. Including acquisition costs, the total purchase price for AWC was $7,862,900. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the date of acquisition.

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

        Net operations attributable to those business of AWC included in the sale to the buyer from the July 31, 1997 acquisition date through the May 13, 1998 sale date, are included in discontinued operations in the accompanying consolidated statements of operations. The following is a summary of the revenue and expenses related to these businesses for the years ended December 31, 1998 and 1997:

                                                   1998            1997
                                                ----------      -----------
         Revenues ..........................    $2,462,800      $13,204,000

         Operating expenses ................     3,579,000       10,830,700
         Depreciation and amortization .....       261,600          300,300
         Interest expense, net .............        36,600           40,200
         Income tax (benefit) expense ......      (189,800)         351,800
         Minority interest in net
         (loss) income of AWC ..............      (552,100)       1,319,400
                                                ----------      -----------
         Net (loss) income from discontinued
           operations attributable to the
           Company .........................    $ (672,500)     $   361,600
                                                ==========      ===========

        Breckenridge Resort

        In July 1998, Village at Breckenridge Acquisition Corp. ("VABAC"), a wholly owned subsidiary of the Company and owner and operator of the Breckenridge Resort, entered into an agreement with an unaffiliated third party developer (the "Development Agreement"). Pursuant to the Development Agreement, VABAC agreed to sell a portion of the assets comprising the Breckenridge Resort to the Developer for $10,000,000. The sale was contingent upon the developer receiving approval of the development plan. The sale of these assets was completed in April 1999.

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

        $3,000,000 to an escrow account, $11,013,170 to the Company and the remainder to pay closing costs. The Company was entitled to the $3,000,000 held in escrow upon the sale of the assets pursuant to the Development Agreement, which occurred in April 1999. As of December 31, 1998, the Company recorded a receivable for a portion of the escrow amount, totaling $2,121,200, which amount represented the Company's remaining investment in VABAC after receipt of the August 12, 1998 sale proceeds. This amount was reflected in "net short-term assets from the sale of discontinued operations" in the accompanying consolidated balance sheets. The Company received the entire $3,000,000 in April 1999 and, accordingly, recognized a gain of $329,200 related to the sale of VABAC, net of expenses related to the sale of discontinued operations and net of income taxes.

        Nashville Restaurant

        In December 1998, the Company sold substantially all of the assets of the Nashville restaurant to an unaffiliated third party for $3,450,000. The assets included the Company's leasehold interest in land on which the Nashville restaurant was located, the building and equipment and an adjacent parking structure. The Company recognized a loss on the sale of the Nashville Restaurant of $248,500 in 1998.

        As a result of the sale of the Breckenridge Resort and the Nashville restaurant, together which previously comprised the Company's Resort Division, the operations of the Resort Division have been reclassified to discontinued operations for all periods presented. The following is a summary of the revenues and expenses related to the Resort Division for the years ended December 31, 1998 and 1997:

                                                       1998            1997
                                                    -----------    -----------
         Revenues..............................     $16,350,400    $23,791,800

         Operating expenses....................      13,925,100     20,731,100
         Depreciation and amortization.........         710,200        947,100
         Interest expense, net.................       1,058,200      1,692,800
                                                    -----------    -----------
         Net income from discontinued operations    $   656,900    $   420,800
                                                    ===========    ===========

8. Stockholders' Equity

        Preferred Stock

        The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock. The Company has designated 557,100 shares of the authorized preferred stock as Series A Convertible Preferred Stock ("Series A Preferred Stock"), of which 334,300 shares were previously issued and are non-voting. The shares are convertible into common stock on a one-for-one basis. In 1999 and 1998, 66,200 and 265,500 shares, respectively, of Series A Preferred Stock were converted into shares of common stock.

        Common Stock and Common Stock Warrants

        In April 1996, the Company completed an offering of 1,351,500 units, each consisting of two shares of common stock and one redeemable common stock purchase warrant. The redeemable warrants are detachable and separately transferable. Each redeemable warrant entitles the holder to purchase one share of common stock at a price of $6.25 per share until April 2001, and is redeemable by the Company at $0.50 per warrant under certain conditions. In connection with this offering, the underwriter was also granted a warrant to acquire up to 120,000 units at $15.50 per unit. The warrants issued in 1996 were outstanding at December 31, 1999.

        In July 1997, the Company issued 2,600,000 shares of its common stock in a public offering. In connection with this offering, the underwriter was granted a warrant to acquire up to 130,000 shares of common stock at $4.20 per share until July 2002. These warrants were outstanding as of December 31, 1999.

        At December 31, 1999, the Company also had other outstanding warrants to purchase 75,000 shares of common stock at an exercise price of $4.38 per share, expiring in September 2002.

        In August 1998, the board of directors authorized the repurchase, at management's discretion, of up to 1,000,000 shares of the Company's common stock until August 1999. The board of directors extended the stock repurchase program until December 31,

        1999. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders' equity. In 1998, the Company had repurchased 196,700 shares of common stock for total consideration of $724,500, pursuant to the stock repurchase program. In 1999, the Company repurchased an additional 508,600 shares for total consideration of $2,299,100.

        Stock Options

        In 1995 and 1996, the Company granted 80,000 non-qualified options to key employees and directors of which 30,000 have been cancelled as of December 31, 1999. In 1997 and 1998, the Company established two stock option plans that provide for the granting of either incentive stock options or non-qualified stock options to key employees, officers and directors of the Company. Under the two plans, the Company may grant a total of 1,000,000 stock options at prices not less than the fair market value on the date of grant, with expiration dates not exceeding ten years. As of December 31, 1999, the Company has granted 785,750 incentive stock options pursuant to these plans.

        Information relating to stock options is as follows:

                                                              Shares Under     Weighted-Average
                                                                Options         Exercise Price
                                                              ------------     ----------------
         Options outstanding at December 31, 1996 .....          80,000              $5.31
           Cancelled ..................................         (30,000)              5.00
           Granted ....................................         300,000               5.28
                                                               --------
         Options outstanding at December 31, 1997 .....         350,000               5.31
           Cancelled ..................................        (298,000)              5.38
           Granted ....................................         520,000               4.12
                                                               --------
         Options outstanding at December 31, 1998 .....         572,000               4.23
                                                               --------
            Cancelled .................................          (2,000)              5.50
            Granted ...................................         235,750               4.21
         Options outstanding at December 31, 1999 .....         805,750               4.22
                                                               ========
         Options exercisable at December 31, 1999 .....         739,000               4.25
                                                               ========

        As of December 31, 1999, the exercise price of options outstanding ranged from $3.78 to $5.50 and the weighted average remaining contractual life of the options was 6.4 years.

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

                                                                For the Years Ended December 31,
                                                          -------------------------------------------
                                                             1999            1998            1997
                                                          ----------      ----------      -----------
         Net income (loss) from continuing operations:
             As reported.......................           $1,196,800      $1,490,100      $ (380,100)
             Pro forma (unaudited).............              929,000       1,250,600        (813,200)
         Basic earnings per common share:
             As reported.......................                 0.14            0.19           (0.07)
             Pro forma (unaudited).............                 0.11            0.16           (0.14)
         Diluted earnings per common share:
             As reported.......................                 0.14            0.18           (0.06)
             Pro forma (unaudited).............                 0.11            0.15           (0.13)

        As required by SFAS 123, the Company provides the following disclosure of hypothetical values for these awards. The weighted-average grant-date fair value of options granted during 1999, 1998 and 1997 was estimated to be $1.83, $1.70 and $1.51, respectively.

        The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively; risk free interest rates of 6.67, 5.67 and 6.70 percent; expected lives of 3 years; volatility of 55 percent, 64 percent and 40 percent and no assumed dividends. Additional adjustments are made for assumed cancellations and expectations that shares acquired through the exercise of options are held during employment.

9. Income Taxes

        The provision for income taxes consists of the following for the years ended December 31, 1999 and 1998:

                                  1999        1998
                               ---------   ---------
Current
   Federal ...............     $ 816,800   $ 373,200
   State .................       149,100     363,700
Deferred
   Federal ...............      (145,300)   (465,200)
   State .................       (25,600)    (82,000)
                               ---------   ---------
Total ....................     $ 790,000   $ 189,700
                               ---------   ---------

        A reconciliation of the difference between the statutory federal tax rate and the Company's effective tax rate is as follows:

                                                       For  the Years Ended December 31,
                                                       --------------------------------
                                                            1999             1998
                                                         -----------     -----------
Income taxes at statutory federal rate ..............    $   675,500     $ 1,085,400
State income tax, net of federal tax benefit ........         99,300         191,500
Non-deductible goodwill amortization ................        250,900         189,400
Change in valuation allowance .......................       (174,900)     (1,415,100)
Other ...............................................        (60,800)        138,500
                                                         -----------     -----------
Income tax provision ................................    $   790,000     $   189,700
                                                         ===========     ===========

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                                          1999        1998
                                                                       ---------   ----------
Deferred tax assets:
         Net operating loss carryforwards ........................     $ 249,300   $   60,000
         Deferred gain on sale of discontinued operations ........            --      406,100
         Accrued payroll related costs ...........................        62,100      242,400
         Deferred costs ..........................................            --       19,400
         Accrued professional fees ...............................        85,000           --
         Other ...................................................       111,200       91,800
                                                                       ---------   ----------
                                                                         507,600      819,700
Deferred tax liabilities:
         Accelerated depreciation for tax ........................       (91,200)     (57,500)
                                                                       ---------   ----------
Net deferred tax asset ...........................................       416,400      762,200
Valuation allowance ..............................................       (40,000)    (214,900)
                                                                       ---------   ----------
                                                                       $ 376,400   $  547,300
                                                                       =========   ==========

        During 1999 and 1998, the valuation allowance for net deferred tax assets was reduced by $174,900 and $1,415,100 due to the use of net operating loss carryforwards.

10. Commitments and Contingencies

        Operating Leases

        The Company leases office space under non-cancelable operating lease agreements expiring in various years through 2006.

        Commitments for operating leases:

                     2000.................     $  819,600
                     2001.................        786,200
                     2002.................        717,000
                     2003.................        649,300
                     2004.................        567,800
                     Thereafter...........      1,189,700
                                               ----------
                                               $4,729,600
                                               ==========

        The Company incurred rent expense of approximately $680,200, $285,300 and $95,800 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

11. Business Segment Information

        The Company classifies its operations into four major business segments within the entertainment services industry: corporate communications & entertainment, entertainment marketing & special events, artist management and event merchandising. The corporate communications & entertainment division provides a broad range of business communications, meeting production, entertainment and event production services. The entertainment marketing & special events division creates and executes innovative entertainment marketing and special event initiatives including music tours, fairs and festivals, television broadcasts and syndicated radio specials. The artist management division manages the negotiation of recording, touring, merchandising and performance contracts, and the development of long-term career strategies for music industry artists. The event merchandising division creates and executes high-impact merchandising programs for entertainment and sporting events, institutional organizations and celebrity clients.

        Each of the business divisions is managed separately and offers different products and services. The Company does not internally report separate identifiable assets by division. The Company evaluates performance of each division based on several factors, of which the primary financial measure is EBITDA, including equity in earnings of joint ventures. EBITDA is defined as earnings before interest, taxes and depreciation and amortization. The accounting policies of the divisions are the same as those described in the summary of significant accounting policies. Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                     Corporate      Entertainment
                                  Communications     Marketing &      Artist          Event
                                  & Entertainment  Special Events   Management    Merchandising      Corporate          Total
                                  ---------------  --------------   ----------    -------------      ---------        --------
1999:

Revenues                             $ 34,174         $ 1,568         $ 2,876         $ 9,545         $    --         $ 48,164
                                     ========         =======         =======         =======         =======         ========
EBITDA, including equity in
   earnings of joint ventures        $  3,371         $   (48)        $ 1,650         $   301         $(1,763)        $  3,511
Depreciation and amortization          (1,139)            (63)           (242)           (255)            (91)          (1,790)
Net interest income                       106              --              --               4             156              266
                                     --------         -------         -------         -------         -------         --------
Income from continuing
   operations before
   income taxes                      $  2,338         $  (111)         $1,408         $    50         $(1,698)        $  1,987
                                     ========         =======         =======         =======         =======         ========

1998:

Revenues                             $ 23,462         $   838         $ 1,721         $ 1,252         $    --         $ 27,273
                                     ========         =======         =======         =======         =======         ========
EBITDA, including equity in
   earnings of joint ventures        $  2,596         $   (84)        $ 1,069         $  (208)        $(1,158)        $  2,215
Depreciation and amortization            (429)           (123)            (94)             (6)            (27)            (679)
Net interest income                        77              --              --               9              58              144
                                     --------         -------         -------         -------         -------         --------
Income (loss) from continuing
   operations before income taxes    $  2,244         $  (207)        $   975         $  (205)        $(1,127)        $  1,680
                                     ========         =======         =======         =======         =======         ========

1997:

Revenues                             $  6,263         $    --         $   155         $    19         $    --         $  6,437
                                     ========         =======         =======         =======         =======         ========
EBITDA, including equity in
   earnings of joint ventures        $    594         $   (90)        $    63         $     9         $  (654)        $    (78)
Depreciation and amortization            (147)             --              --              --              (2)            (149)
Net interest income (expense)              13              --              --              --            (166)            (153)
                                     --------         -------         -------         -------         -------         --------
Income (loss) from continuing
   operations before income taxes    $    460         $   (90)        $    63         $     9         $  (822)        $   (380)
                                     ========         =======         =======         =======         =======         ========

12. Subsequent Events

        2000 Acquisition

        On January 3, 2000, the Company acquired 100% of the common stock of Romeo Entertainment Group, Inc. ("Romeo"), for a maximum purchase price of $6,750,000. The purchase price paid at closing included a cash payment of $3,475,000, the issuance of 142,300 shares of common stock of the Company valued at $750,000 and the issuance of two promissory notes totaling $2,525,000. The principal amount of the promissory note for $2,025,000 is subject to reduction based on the earnings of Romeo during each of the years 2000 through 2004. The promissory notes accrue interest at 8% and are payable in four equal annual installments of principal plus accrued interest, commencing April 30, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information required by this Item regarding the directors and executive officers of the Company will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2000 annual meeting of stockholders and is incorporated herein by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this Item regarding the directors and executive officers of the Company will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2000 annual meeting of stockholders and is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this Item will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2000 annual meeting of stockholders and is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2000 annual meeting of stockholders and is incorporated herein by reference thereto.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Exhibits.

      EXHIBIT
      NUMBER                                                         DESCRIPTION OF DOCUMENT
      -------                                                        -----------------------
      2.1(1)         --      Merger Agreement between TBA Entertainment Corporation and Avalon Acquisition Corp., Inc. and Avalon
                             Entertainment Group, Inc.

      2.2(2)         --      Purchase Agreement between TBA Entertainment Corporation, Titley Spalding & Associates, LLC, Clarence
                             Spalding and Robert R. Titley dated June 18, 1998.

      2.3(3)         --      Purchase Agreement between TBA Entertainment Corporation and SFX Entertainment, Inc. and AWC
                             Acquisition Corp. dated May 13, 1998.

      2.4(4)         --      Stock Purchase Agreement between TBA Entertainment Corporation, Magnum Communications, Inc, William R.
                             Cox, Gary A. Larr, Charles A. Barry and Lon M. Hudman dated October 15, 1998.

      2.5(5)         --      Merger Agreement among TBA Entertainment Corporation, CPI Acquisition Corp., Inc., Richard S. Smith,
                             Richard W. Perry, Pamela J. Furmanek and Corporate Productions, Inc. dated August 11, 1998.

      2.6(6)         --      Stock Purchase Agreement among TBA Entertainment Corporation, Kenneth C. Koziol and Image Entertainment
                             Productions dated September 15, 1998.

      2.7(7)                 Stock Purchase Agreement among TBA Entertainment Corporation, Karin Glass & Associates, Inc., Ink Up,
                             Inc., KGA, Inc., Karin Glass and Kenneth Glass dated March 18, 1999.

      3.1(8)         --      Certificate of Incorporation of the Company.

      3.2(9)         --      Bylaws of the Company.

      4.1(10)        --      Specimen Common Stock Certificate.

      4.2(11)        --      Article IX of the Certificate of Incorporation of the Company (included in Exhibit 3.1).

      4.3(12)        --      Certificate of Designation of Series A Convertible Preferred Stock of the Company.

      4.4(13)        --      Specimen Warrant Certificate.

     10.1(14)        --      Purchase and Sale Agreement between TBA Entertainment Corporation and Vail Summit Resorts, Inc. dated
                             July 10, 1998.

     10.2(15)        --      Employment Agreement dated as of January 1, 1994 between the Company and Thomas Jackson Weaver III.

     10.3(16)        --      Employment Agreement dated as of January 1, 1994 between the Company and Prab Nallamilli.

     10.4(17)        --      Stock Purchase Warrant dated February 24, 1994 between the Company and Yee, Desmond, Schroeder & Allen,
                             Inc.

     10.5(18)        --      Form of Indemnification Agreement between the Company and each of the directors and executive officers.

     10.6(19)        --      TBA Entertainment Corporation 1995 Stock Option Plan.

     10.7(20)        --      Form of Stock Option Agreement for options granted under the 1995 Stock Option Plan.

     10.8(21)        --      TBA Entertainment Corporation 1997 Stock Option Plan.

     10.9(22)        --      Form of Stock Option Agreement for options granted under the 1997 Stock Option Plan.

     10.10(23)       --      Representative's Warrant Agreement dated April 23, 1996 between the Company and H.J. Meyers & Co., Inc.

     10.11(24)       --      Warrant Agreement dated April 23, 1996 among the Company, H.J. Meyers & Co., Inc. and American Stock
                             Transfer & Trust Company.

     10.12(25)       --      Registration Rights Agreement between the Company, Robert E. Geddes, Greg M. Janese, Thomas
                             Miserendino, Brian K. Murphy and Marc W. Oswald.

      EXHIBIT
      NUMBER                                                         DESCRIPTION OF DOCUMENT
      -------                                                        -----------------------
     10.13(26)       --      Consulting Agreement between Avalon Entertainment Group, Inc. and Robert E. Geddes.

     10.14(27)       --      Consulting Agreement between Avalon Entertainment Group Inc. and Thomas Miserendino.

     10.15(28)       --      Employment Agreement between Avalon Entertainment Group, Inc. and Marc W. Oswald.

     10.16(29)       --      Employment Agreement between Avalon Entertainment Group, Inc. and Greg M. Janese.

     10.17(30)       --      Placement Agent Warrant Agreement between the Company and Rauscher Pierce Refsnes, Inc.

     10.18*          --      Stock Purchase Agreement among TBA Entertainment Corporation, Robert Romeo and Romeo Entertainment
                             Group, Inc. dated November 26, 1999.

     10.19*          --      Stock Purchase Agreement among TBA Entertainment Corporation, Mike Atkins and Mike Atkins Management,
                             Inc. dated December 6, 1999.

     21*             --      Subsidiaries of the Company.

     27*                     Financial Data Schedule.

----------

 *    Filed herewith.

(1) Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated on April 21, 1997.

(2) Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated on June 18, 1998.

(3) Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 13, 1998.

(4) Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 18, 1998.

(5) Incorporated herein by reference to Exhibit 2.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(6) Incorporated herein by reference to Exhibit 2.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(7) Incorporated herein by reference to Exhibit 2.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(8) Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 21, 1997.

(9) Incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated April 21, 1997.

(10) Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 21, 1997.

(11) Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated April 21, 1997.

(12) Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form SB-2 (Registration No. 33-97890) dated March 15, 1996.

(13) Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended (June 30, 1998).

(14) Incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-69944) dated December 8, 1993.

(15) Incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (Registration No. 33-69944) dated December 8, 1993.

(16) Incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (Registration No. 33-69944) dated December 8, 1993.

(17) Incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (Registration No. 33-69944) dated December 8, 1993.

(18) Incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(19) Incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(20) Incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(21) Incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(22) Incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(23) Incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(24) Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(25) Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(26) Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(27) Incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(28) Incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(29) Incorporated herein by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K dated June 20, 1997.

(b)  Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarterly period ended December 31, 1999.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Hickory Valley, Tennessee, on the 30th day of March, 2000.

                                   TBA ENTERTAINMENT CORPORATION

                                   By: /s/ Thomas Jackson Weaver III
                                      ------------------------------------------
                                       Thomas Jackson Weaver III
                                       Chairman of the Board and
                                       Chief Executive Officer

        In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

                       SIGNATURE                                             TITLE                                  DATE
                       ---------                                             -----                                  ----
/s/          Thomas Jackson Weaver III                   Chairman of the Board,                                March 30, 2000
---------------------------------------------            Chief Executive Officer and President
 Thomas Jackson Weaver III                               (Principal Executive and Financial Officer)


/s/          Joseph C. Galante
---------------------------------------------
 Joseph C. Galante                                       Director                                              March 30, 2000


/s/          Frank Bumstead
---------------------------------------------
 Frank Bumstead                                          Director                                              March 30, 2000

/s/          Charles Flood
---------------------------------------------
Charles Flood                                            Director                                              March 30, 2000


/s/          Prab Nallamilli
---------------------------------------------
Prab Nallamilli                                          Director                                              March 30, 2000

/s/          Louis J. Risi, Jr.
---------------------------------------------
 Louis J. Risi, Jr.                                      Director                                              March 30, 2000

/s/          Steven L. Risi
---------------------------------------------
 Steven L. Risi                                          Director                                              March 30, 2000

/s/          Frank A. McKinnie Weaver, Sr.
---------------------------------------------
 Frank A. McKinnie Weaver, Sr.                           Director                                              March 30, 2000

/s/          Kyle Young
---------------------------------------------
 Kyle Young                                              Director                                              March 30, 2000

/s/          Bryan J. Cusworth
---------------------------------------------
Bryan J. Cusworth                                        Chief Financial Officer                               March 30, 2000
                                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX


    EXHIBIT NO.                                                         DESCRIPTION
    -----------                                                         -----------
       10.18          Stock Purchase Agreement among TBA Entertainment Corporation, Robert Romeo and Romeo Entertainment Group, Inc.
                      dated November 26, 1999

       10.19          Stock Purchase Agreement among TBA Entertainment Corporation, Mike Atkins and Mike Atkins Management, Inc.
                      dated December 6, 1999

       21             Subsidiaries of the Company

       27             Financial Data Schedule