Form 10-K/A
period 1999-12-31
TBA ENTERTAINMENT CORP
filed 2000-04-28
CIK 913201

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock as reported on March 17, 2000 on the Nasdaq National Market of the National Association of Securities Dealers, Inc.) was approximately $27,452,000.

As of March 17, 2000, 8,101,800 shares of the registrant's Common Stock were outstanding.

                                EXPLANATORY NOTE

         This Form 10-K/A is being filed in order to amend and restate in their entirety Items 10, 11, 12 and 13 of the Registrant's Form 10-K for the fiscal year ended December 31, 1999.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information regarding the directors and executive officers of the Company:

                                                                                           Held
         Name                     Age                      Position                        Since
         ----                     ---                      --------                        -----
Thomas J. Weaver III               42     Chairman of the Board, Chief Executive          June 1993
                                          Officer and President
Bryan J. Cusworth                  40     Executive Vice President, Chief Financial     September 1996
                                          Officer and Treasurer
Frank Bumstead                     58     Director                                        June 1993
Charles Flood                      55     Director                                         May 1995
Joseph C. Galante                  50     Director                                       October 1998
Prab Nallamilli                    51     Director                                        June 1993
Louis J. Risi, Jr.                 63     Director                                        April 1996
Steven L. Risi                     44     Director                                        April 1996
Frank A. McKinnie Weaver, Sr.      39     Director/Secretary                               June 1993
Kyle Young                         44     Director                                        March 1996
Thomas Miserendino                 50     Executive Vice President, Chief Operating
                                          Officer                                         1999, 1998
Greg M. Janese                     41     Executive Vice President                           1999
Marc W. Oswald                     42     Executive Vice President                           1999
Robert R. Titley                   44     Executive Vice President                           1999

         Thomas J. Weaver III has served as Chairman of the Board, President and Chief Executive Officer of the Company since its inception. From 1986 to 1988, Mr. Weaver served as president of Hard Rock International plc, an English public company whose securities traded on the London Stock Exchange and the American Stock Exchange. Since 1988 he has been the President of Heritage Trust Company, a corporation with investments in numerous public and private companies. Mr. Weaver devotes his full-time efforts to the business operations of the Company. Mr. Weaver is the brother of Frank A. McKinnie Weaver, Sr.

         Bryan J. Cusworth has served as Chief Financial Officer of the Company since September 1996. Prior to joining the Company, Mr. Cusworth was employed by Arthur Andersen LLP from July 1982 to September 1996, where he specialized in the resort, real estate and entertainment industries. Mr. Cusworth is a certified public accountant.

         Frank Bumstead has been President and a principal stockholder of Flood, Bumstead, McCready & McCarthy, Inc., a business management firm which represents the financial interests of artists, song writers and producers in the music industry since 1989. From 1993 until 1999, he served as Chairman and Chief Executive Officer, and was a principal stockholder, of FBMS Financial, Inc., a registered investment advisor under the Investment Company Act of 1940. From 1986 to December 1990, Mr. Bumstead was President of Bumstead Co., a financial consulting company. He is also Vice Chairman of the Board of Response Oncology Inc., a health care services firm listed on The Nasdaq National Market, and a director of American Retirement Corp. and Syntroleum, Inc.

         Charles Flood has been the Chairman of the Board and a principal stockholder of Flood, Bumstead, McCready & McCarthy, Inc., a business management firm which represents the financial interests of artists, song writers and producers in the music industry since 1989. Prior to that time, Mr. Flood worked at Capitol Records in Nashville as the Director of Artist Relations and later as Director of Talent Acquisition.


                                      III-1

         Joseph C. Galante has been the Chairman of RCA Label GroupRLG/Nashville since 1995. From 1990 to 1994, Mr. Galante served as President of the RCA Records Label/US. From 1982 through 1991, Mr. Galante served as President of RCA Records/Nashville. Mr. Galante is a director of First American National Bank Advisory Board, Leadership Music and the Country Music Association. He is also Chairman of the T.J. Martell Foundation.

         Prab Nallamilli has owned and operated restaurants in London and has served as a consultant in the restaurant industry since 1991. From 1971 to 1991, Mr. Nallamilli served in various capacities for Hard Rock International plc and its predecessors, most recently as Director of World Wide Operations.

         For more than the past five years, Louis J. Risi, Jr. has served as the Chairman and Chief Executive Officer of Risi Holdings Group, a private investment and operating company. Prior to that time, Mr. Risi held various executive positions, including President, Director and member of the Executive Committee of Norin Corp.; Chairman and Chief Executive Officer of National Investors Fire and Casualty Company; Executive Vice President and Director of the Detroit Red Wings Hockey Club, Inc.; member of the Board of Governors of the National Hockey League; member of the Advisory Counsel of the American Stock Exchange; Director of the Chicago Rock Island and Pacific Railroad; Director of Midland National Bank; Executive Vice President and Director of Ivan Tors Films, Inc.; Director of Upper Lakes Shipping, Ltd.; Director of Maple Leaf Mills Ltd.; Director of Investors Equity Life Insurance Company of Hawaii; and Director of Corporate Foods, Inc. Mr. Risi is a director of Bankmanagers Corp., a bank holding company in Milwaukee, Wisconsin. Mr. Risi is the father of Steven L. Risi.

         Steven L. Risi has served as the Chief Financial Officer of Risi Holdings Group, which owns and operates several privately-held companies, since 1989. He also served as trustee and personal adviser to the beneficiary of the Bruce A. Norris Trust, Wendy G. Norris, from 1988 to 1997. Mr. Risi is a director of Community Bank of Homestead, Florida. Mr. Risi is a certified public accountant. Mr. Risi is the son of Louis J. Risi, Jr.

         Frank A. McKinnie Weaver, Sr. has served as Vice President, Correspondent Banking, of First Tennessee Bank, N.A., since 1999. Prior to joining First Tennessee Bank, Mr. Weaver served as Vice President, Correspondent Banking at National Bank of Commerce (NBC), Memphis, Tennessee. Mr. Weaver served at NBC for five (5) years prior to joining First Tennessee Bank. Prior to NBC, Mr. Weaver served The Whiteville Bank from 1985 to 1994, leaving that institution as Vice President and Director to join NBC in Memphis, Tennessee. Mr. Weaver is also a Director of Heritage Trust Company and is President of Heritage Farms of Hickory Valley, Inc. Mr. Weaver is the brother of Thomas J. Weaver III.

         Kyle Young has been the Deputy Director of the Country Music Foundation (the "CMF") since 1985. From 1975 to 1985, Mr. Young was employed by the CMF in various capacities, including involvement in the development and licensing of television shows, radio programs and music festivals produced by the CMF. Mr. Young is involved in the Country Music Association, the National Academy of the Recording Arts and Sciences, the National Association of Independent Record Distributors, the Nashville Entertainment Association, the Inter-Museum Council of Nashville, the Nashville Institute for the Arts and Vanderbilt University Press.

         Thomas Miserendino is currently Executive Vice President and Chief Operating Officer of the Company and head of the Company's Merchandising division. From 1986 until 1998, Mr. Miserendino was the President and Chief Operating Officer of Eric Chandler Ltd. and Eric Chandler Merchandising, and was Vice President and a Director of New Avalon, Inc. (d/b/a Avalon Attractions). Prior to his employment with Avalon and Eric Chandler, Mr. Miserendino was employed by the Concerts West, American Broadcasting Company and Ernst & Young. Mr. Miserendino is a certified public accountant.

         Greg M. Janese currently serves as an Executive Vice President of the Company. He has led the Company's Corporate Communications and Entertainment division since April 1997, when the Company acquired Avalon Entertainment Group, Inc. ("AEG"). Mr. Janese has over 20 years of experience in the entertainment industry. From 1993 to 1997, he served as President of AEG. He co-founded The


                                      III-2

Entertainment Group, a Nashville based concert promotion and production company and the predecessor to AEG, in 1989. In 1987, Mr. Janese founded World Class Productions, a corporate production firm partnered with Barbara Mandrell. Prior to that, Mr. Janese was involved in various capacities with artist promotions, public relations, and booking and producing talent for corporate meeting and special events.

         Marc W. Oswald currently serves as an Executive Vice President of the Company. Mr. Oswald has twenty years of production, promotion and entertainment marketing experience and is a creative director for the Company's Entertainment Marketing and Special Events division. Mr. Oswald's contributions to the country music industry were recognized by the Country Music Association in 1996 when he received the "Founding President's Award," and again in 1997 when the Country Music Association awarded CountryFest '97 as the "Event of the Year." Mr. Oswald serves on the Board of Directors of the Country Music Association and the TJ Martell Foundation.

         Robert R. Titley currently serves as an Executive Vice President of the Company. He has served as the head of the Company's Artist Management division since June 1998 when the Company acquired Titley Spalding & Associates, LLC. Since 1979, Mr. Titley has been engaged in the artist management business, and operated his own management company from 1983 until 1998. Titley Spalding & Associates, LLC was awarded the Country Music Association's Manager of the Year award in 1996. Mr. Titley has represented numerous artists during his career, including Brooks & Dunn, Kathy Mattea and Chely Wright.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Company directors, executive officers and persons who own more than 10% of the outstanding Common Stock file initial reports of ownership and reports of changes in ownership of Common Stock with the Securities and Exchange Commission (the "SEC"). Officers, directors and stockholders who own more than 10% of the outstanding Common Stock are required by the SEC to furnish the Company with copies of all Section 16(a) reports they file.

         To the Company's knowledge, based solely on the review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 1999, all officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.


                                      III-3

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the total compensation paid or accrued by the Company for the three years ended December 31, 1999 on behalf of each of the executive officers of the Company.

                           SUMMARY COMPENSATION TABLE


                                                                                  Long Term
                                                        Annual Compensation      Compensation
            Name and                                   ----------------------    ------------
         Principal Position                 Year        Salary        Bonus       Options(#)
         ------------------                 ----        ------        -----       -----------
Thomas J. Weaver III                        1999       $225,000      $    -0-          -0-
   Chairman of the Board,                   1998        125,000       100,000      375,000(1)
   President and Chief                      1997        125,000           -0-      200,000
   Executive Officer

Bryan J. Cusworth                           1999        150,000           -0-          -0-
   Executive Vice President,                1998         87,500        50,000      120,000(2)
   Chief Financial Officer, Treasurer       1997         87,500           -0-       70,000(3)

Thomas Miserendino(4)                       1999        175,000           -0-          -0-
   Executive Vice President, Chief          1998        203,125           -0-          -0-
   Operating Officer                        1997        116,763           -0-          -0-

Greg M. Janese(5)                           1999        175,000           -0-          -0-
   Executive Vice President                 1998        150,000       156,650          -0-
                                            1997         34,247           -0-          -0-

Marc W. Oswald(5)                           1999        150,000           -0-          -0-
   Executive Vice President                 1998        150,000       156,650          -0-
                                            1997         34,247           -0-          -0-

Robert R. Titley(6)                         1999        150,000           -0-          -0-
   Executive Vice President                 1998         68,750           -0-          -0-

-----------------

(1) Includes options to purchase 250,000 shares which were originally granted as compensation for 1996 and were repriced in 1998.

(2) Includes (a) options to purchase 50,000 shares which were granted to Mr. Cusworth in lieu of $70,000 salary in 1998 and (b) options to purchase 20,000 shares which were originally granted in 1997 and were repriced in 1998.

(3) Includes options to purchase 20,000 shares which were repriced in 1998 and are therefore listed as compensation for both 1997 and 1998.

(4)  Mr. Miserendino became an employee of the Company in July 1997.

(5)  Messrs. Janese and Oswald became employees of the Company in April 1997.

(6)  Mr. Titley became an employee of the Company in June 1998.


                                      III-4

         The following table sets forth information with respect to stock options held by the executive officers of the Company on December 31, 1999. The closing price for the Company's Common Stock on December 31, 1999 was $5.3125. None of the executive officers exercised any stock options during 1999.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                                  Number of Securities         Value of Unexercised
                                                 Underlying Unexercised        In-the-Money Options
                Name and                           Options at FY-End                 at FY-End
           Principal Position                  Exercisable/Unexercisable     Exercisable/Unexercisable
           ------------------                  -------------------------     -------------------------
Thomas J. Weaver III.....................           575,000 / -0-              $614,687 / $ -0-
   Chairman of the Board,
   President and Chief
   Executive Officer
Bryan J. Cusworth .......................          114,000 / 56,000            $152,705 / $85,820
    Executive Vice President,
    Chief Financial Officer,
    Treasurer
Thomas Miserendino.......................              -0- / -0-                    -0- / -0-
   Executive Vice President,
   Chief Operating Officer
Greg M. Janese...........................              -0- / -0-                    -0- / -0-
   Executive Vice President
Marc W. Oswald...........................              -0- / -0-                    -0- / -0-
   Executive Vice President
Robert R. Titley.........................              -0- / -0-                    -0- / -0-
   Executive Vice President

EMPLOYMENT AGREEMENTS

        The Company has entered into an employment agreement with Thomas J. Weaver III for a term of five years, commencing January 1, 1994. The agreement provided for an initial annual base salary of $125,000. In March 1999, the Board approved an annual base salary of $225,000 for Mr. Weaver. The agreement also provides for an annual bonus as determined by the Board of Directors based on the operating results of the Company. The agreement is automatically renewed on each anniversary date for an additional five-year term unless it is terminated by either party prior to the anniversary date. The agreement provides that Mr. Weaver is entitled to payment for the unexpired portion of the current term in the event his employment is terminated without cause by the Company. Under the agreement, "cause" is defined to include failure to perform the duties of his office, breach of fiduciary duty to the Company and willful violation of the confidentiality or non-competition provisions of the agreement.

        The Company has entered into employment agreements with Greg M. Janese and Marc W. Oswald, each for an original term commencing on April 21, 1997 and continuing through December 31, 2002. The term of each agreement was extended to April 30, 2003 pursuant to modification agreements entered into with each of Mr. Janese and Mr. Oswald in April 2000. Other terms of the agreements were modified pursuant to such modification agreements and the Company paid each of Mr. Janese and Mr. Oswald $50,000 in consideration of such modifications. The substantive terms of each of the agreements, as amended, are identical. The agreements provide for an annual base salary of $150,000. In addition, Mr. Janese and Mr. Oswald are entitled to participate in applicable incentive plans established by the Company. Each of Mr. Janese and Mr. Oswald waived all rights to incentive compensation under the previous terms of the agreements for all prior periods pursuant to the modification agreements. If the Company terminates the employment of Mr. Janese or Mr. Oswald without cause, or if Mr. Janese or Mr. Oswald terminates his employment for good reason, he will be entitled to (i) one payment equal to the highest total compensation (base salary and bonus) in a prior calendar year for the lesser of the unexpired term of the agreement or two years, and (ii) incentive compensation for the portion of the year in which he was employed. "Cause" is defined to include failure to perform his duties to the Company, breach of the agreement, fraud, embezzlement, conviction of certain serious crimes, conduct harmful to the Company


                                      III-5
and failure of either Mr. Janese or Mr. Oswald to achieve certain performance objectives. "Good reason" is defined to include a material breach of the agreement by the Company which remains uncured for 30 days after receipt of written notice of breach. The agreements contain certain covenants by each of Mr. Janese and Mr. Oswald not to compete with the business of the Company both during the term of employment and for a period of two years following the termination of employment.

        The Company has entered into an employment agreement with Robert R. Titley for a term commencing on June 18, 1998 and continuing through May 31, 2003. The agreement provides for an annual base salary of $150,000 and the granting of stock options at the discretion of the Company. If the Company terminates the employment of Mr. Titley without cause, or if Mr. Titley terminates his employment for good reason, he will be entitled to one payment in an amount equal to the lesser of $300,000 or the base salary payable for the remaining term of the agreement. "Cause" is defined to include failure of Mr. Titley to perform his duties to the Company, breach of the agreement, fraud, embezzlement, conviction of certain serious crimes, conduct harmful to the Company and failure of the Company to achieve certain performance objectives. "Good reason" is defined to include a material breach of the agreement by the Company which remains uncured for 30 days after receipt of written notice of breach, the relocation of Mr. Titley away from Nashville, Tennessee, the assignment to Mr. Titley of duties inconsistent with his defined role in the Company and termination of Mr. Titley's employment for any reason within six months following a change in control of the Company.

COMPENSATION OF DIRECTORS

         Directors who are officers and employees of the Company receive no compensation, as such, for serving as members of the Board. Directors who are not officers or employees of the Company receive $100 for each Board meeting personally attended, and all Directors are reimbursed for their out-of-pocket expenses incurred in attending Board and Committee meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No person who served as a member of the Company's Compensation Committee during 1999 (i) was an officer or employee of the Company during such year, (ii) was formerly an officer of the Company or (iii) was a party to any material transaction set forth under "Certain Relationships and Transactions."

         No executive officer of the Company served as a member of the compensation or similar committee or board of directors of any other entity of which an executive officer served on the Compensation Committee or Board of Directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of April 24, 2000 certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, (ii) each of the Company's directors and nominees for director, (iii) each of the Company's executive officers and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares of Common Stock beneficially owned. None of the stockholders listed below beneficially owns any shares of the Company's Series A Preferred Stock.


                                      III-6

                                                                 Common Stock
                                                         ---------------------------
                                                          Number of
                                                            Shares
                                                         Beneficially     Percent of
Name and Address (1)                                        Owned           Total
---------------------------                              ------------     ----------
Thomas Jackson Weaver III                                 1,507,839(2)       14.1%

Frank Bumstead                                               24,958            *

Charles Flood                                                24,958            *

Joseph C. Galante                                             5,000            *

Prab Nallamilli                                                 240            *

Louis Risi, Jr.                                             142,516(3)        1.8%

Steven L. Risi                                               20,685(3)         *

Frank A. McKinnie Weaver, Sr.                                50,000            *

Kyle Young                                                        0            *

Bryan J. Cusworth                                           128,000(4)        1.6%

Thomas Miserendino                                           60,492(5)         *

Greg M. Janese                                              177,460           2.2%

Marc W. Oswald                                               96,648           1.2%

Robert R. Titley                                            131,250           1.6%

Dimensional Fund Advisors, Inc.(6)                          605,800           7.5%

All executive officers and directors as a group
(14) persons(2)(3)(4)(5)                                  2,374,046          26.9%

----------------------

* Less than 1%.

(1) The address for Mr. Thomas J. Weaver III is 402 Heritage Plantation Way, Hickory Valley, Tennessee 38042; the address for Messrs. Bumstead and Flood is 1700 Hayes Street, Suite 304, Nashville, Tennessee 37203; the address for Mr. Galante is One Music Circle North, Nashville, Tennessee 37203; the address for Mr. Nallamilli is Northmoor, Oakhill Avenue, Pinner Middlesex, England HA53DL; the address for Messrs. Risi and Risi is 9200 South Dadeland Blvd., Suite 705, Miami, Florida 33156; the address for Mr. Frank
     A. McKinnie Weaver, Sr. is One Commerce Square, Memphis, Tennessee 38150; the address for Mr. Young is 4 Music Square East, Nashville, Tennessee 37203; the address for Messrs. Cusworth and Miserendino is 16501 Ventura Blvd., Suite 601, Encino, California 91436; the address for Messrs. Janese, Oswald and Titley is 300 Tenth Avenue South, Nashville, Tennessee 37203; the address for Mr. Titley is 300 Tenth Avenue South, Nashville, Tennessee 37203; and the address for Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(2) Includes (a) 575,000 shares issuable to Mr. Weaver upon the exercise of outstanding stock options and (b) 157,986 shares held by the Katherine McKinnie Weaver Trust and 98,194 shares held by the Katherine McKinnie Weaver Trust II, of each of which Mr. Weaver is trustee.

(3) Includes 10,000 shares issuable to each of Messrs. Risi and Risi upon the exercise of outstanding stock options.

(4) Includes 128,000 shares issuable to Mr. Cusworth upon the exercise of outstanding stock options.

(5) Includes 10,000 shares issuable to Mr. Miserendino upon the exercise of warrants to purchase Common Stock.

(6) Beneficial ownership information provided in a Schedule 13G filed by Dimensional Fund Advisors, Inc. on February 3, 2000.


                                      III-7

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During 1998, the Company loaned Marc W. Oswald $250,000, which loan bears interest at 6% per annum. The loan was initially secured by a pledge of 100,000 shares of Common Stock of the Company owned by Mr. Oswald. In October 1999, the Company agreed to release 65,000 of such shares and purchase such shares from Mr. Oswald for a purchase price of $4.125 per share. Mr. Oswald used a portion of the proceeds from such sale to reduce the amount outstanding under the Loan. As of April 24, 2000, $200,000 remained outstanding under the loan. The maturity date of the loan is August 17, 2000.





                                      III-8

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Hickory Valley, Tennessee, on the 28th day of April, 2000.


                                        TBA ENTERTAINMENT CORPORATION


                                        By:  /s/ Thomas Jackson Weaver  III
                                             -----------------------------------
                                                 Thomas Jackson Weaver III
                                                 Chairman of the Board and
                                                 Chief Executive Officer





                                      III-9