Form 10-Q
period 2000-03-31
TBA ENTERTAINMENT CORP
filed 2000-05-15
CIK 913201

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of May 5, 2000, the Registrant had outstanding 8,207,800 shares of Common Stock, par value $.001 per share.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q


                                TABLE OF CONTENTS



               PART I - Financial Information

 Item 1.       Consolidated Financial Statements

               Consolidated Balance Sheets................................    3
               Consolidated Statements of Operations......................    4
               Consolidated Statements of Cash Flows......................    5
               Notes to Consolidated Financial Statements.................    6

 Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................    8


               PART II - Other Information

 Item 6.       Exhibits and Reports on Form 8-K...........................   12

 Signatures.............................................................     16

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                                MARCH 31,         DECEMBER 31,
                                                                                                   2000               1999
                                                                                               ------------       ------------
                                                                                               (UNAUDITED)
                                                                      ASSETS
    Current assets:
       Cash and cash equivalents ..........................................................    $ 11,382,800       $ 12,847,600
       Accounts receivable, net of allowance for doubtful
           accounts of $87,900 and $50,000, respectively ..................................       4,024,600          3,593,400
       Inventories ........................................................................         640,500            563,300
       Deferred charges and other current assets ..........................................       3,259,100          2,479,500
                                                                                               ------------       ------------
                 Total current assets .....................................................      19,307,000         19,483,800

    Property and equipment, net ...........................................................       3,142,000          2,937,500

    Other assets, net:
       Goodwill ...........................................................................      25,812,800         19,383,700
       Investments in Joint Venture .......................................................              --            588,700
       Other ..............................................................................         731,900            755,800
                                                                                               ------------       ------------

                  Total assets ............................................................    $ 48,993,700       $ 43,149,500
                                                                                               ============       ============

                                                       LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Accounts payable and accrued liabilities ...........................................    $  4,687,900       $  3,765,500
       Deferred revenue ...................................................................       6,629,700          4,497,600
       Notes payable and current portion of long-term debt ................................       2,784,700          3,328,000
                                                                                               ------------       ------------
                 Total current liabilities ................................................      14,102,300         11,591,100

    Long-term debt, net of current portion ................................................       6,395,200          3,719,600
                                                                                               ------------       ------------

                 Total liabilities ........................................................      20,497,500         15,310,700
                                                                                               ------------       ------------

    Stockholders' equity:
      Preferred stock, $.001 par value;
        authorized 1,000,000 shares, 2,600 of
        Series A convertible preferred stock
        issued and outstanding,
        liquidation preference $100 .......................................................             100                100
      Common stock, $.001 par value; authorized 20,000,000
        shares, 8,856,600 and 8,714,300 shares issued,
        respectively ......................................................................           8,900              8,700
      Additional paid in capital ..........................................................      30,609,700         29,859,900
      Retained earnings ...................................................................         176,100             32,200
      Less treasury stock, at cost, 552,100 and 495,500
        shares, respectively ..............................................................      (2,298,600)        (2,062,100)
                                                                                               ------------       ------------
                 Total stockholders' equity ...............................................      28,496,200         27,838,800
                                                                                               ------------       ------------

                 Total liabilities and stockholders' equity ...............................    $ 48,993,700       $ 43,149,500
                                                                                               ============       ============



                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,                   PROFORMA  THREE
                                                                     -------------------------------          MONTHS ENDED
                                                                        2000               1999              MARCH 31, 1999
                                                                     -----------        ------------        ---------------
  Revenues ..................................................        $20,302,000        $ 11,244,800         $ 12,931,700
  Costs related to revenue ..................................         13,951,100           7,432,500            8,303,600
                                                                     -----------        ------------         ------------
           Gross profit margin ..............................          6,350,900           3,812,300            4,628,100

  Selling, general and administrative expense ...............          5,372,400           2,889,400            3,792,900
  Depreciation and amortization expense .....................            654,600             374,100              554,500
  Equity in loss of Joint Venture ...........................                 --             156,900              156,900
  Interest expense (income), net ............................             53,000            (146,400)             (41,800)
                                                                     -----------        ------------         ------------

  Income from continuing operations
    before income taxes .....................................            270,900             538,300              165,600
  Provision for income taxes ................................            127,000             210,000               64,600
                                                                     -----------        ------------         ------------
  Income from continuing operations .........................            143,900             328,300              101,000
                                                                     -----------        ------------         ------------

  Discontinued operations:
      Gain on disposition of discontinued
        operations, net of income tax provision of
        $399,600 for the three months ended
        March 31, 1999 ......................................                 --             479,200              479,200
                                                                     -----------        ------------         ------------

  Net income ................................................        $   143,900        $    807,500         $    580,200
                                                                     ===========        ============         ============

  Earnings per common share -- basic:
        Income from continuing operations ...................        $      0.02        $       0.04         $       0.01
        Income from discontinued operations .................                 --                0.06                 0.06
                                                                     -----------        ------------         ------------
  Net income ................................................        $      0.02        $       0.10         $       0.07
                                                                     ===========        ============         ============

  Earnings per common share -- diluted:
        Income from continuing operations ...................        $      0.02        $       0.04         $       0.01
        Income from discontinued operations .................                 --                0.06                 0.06
                                                                     -----------        ------------         ------------
  Net income ................................................        $      0.02        $       0.10         $       0.07
                                                                     ===========        ============         ============



                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          -------------------------------
                                                                              2000               1999
                                                                          ------------       ------------
  Cash flows from operating activities:
      Net income ...................................................      $    143,900       $    807,500
                                                                          ------------       ------------
      Adjustments to reconcile net income to net cash provided
        by continuing operations:
          Income from discontinued operations ......................                --           (479,200)
          Depreciation and amortization ............................           654,600            374,100
          Equity in loss of Joint Venture ..........................                --            156,900
          Changes in assets and liabilities:
               Decrease in accounts receivable .....................             4,600            235,000
               (Increase) in inventories ...........................           (77,300)                --
               (Increase) decrease in deferred charges and other
                  current assets ...................................          (506,100)           138,400
               Decrease (increase) in other assets .................            39,600            (42,400)
               Increase (decrease) in accounts payable and
                  accrued liabilities ..............................           727,000           (292,200)
               Increase in advance deposits and deferred revenue ...         2,132,100             37,600
                                                                          ------------       ------------
                      Total adjustments ............................         2,974,500            128,200
                                                                          ------------       ------------
                      Net cash provided by continuing operations ...         3,118,400            935,700
                                                                          ------------       ------------

  Cash flows from investing activities:
      Proceeds from dispositions of businesses .....................                --            381,000
      Acquisition of business, net of cash acquired ................        (3,476,900)        (2,435,800)
      Expenditures for property and equipment ......................          (273,800)          (187,400)
                                                                          ------------       ------------
                      Net cash used in investing activities ........        (3,750,700)        (2,242,200)
                                                                          ------------       ------------

  Cash flows from financing activities:
        Proceeds from borrowings ...................................                --             73,000
        Net borrowings on credit lines .............................           365,000                 --
        Purchase of treasury stock .................................          (236,500)        (1,850,700)
        Repayments of borrowing ....................................          (961,000)          (203,200)
                                                                          ------------       ------------
                      Net cash used in financing activities ........          (832,500)        (1,980,900)
                                                                          ------------       ------------
  Net decrease in cash and cash equivalents ........................        (1,464,800)        (3,287,400)
  Cash and cash equivalents - beginning of period ..................        12,847,600         15,583,800
                                                                          ------------       ------------
  Cash and cash equivalents - end of period ........................      $ 11,382,800       $ 12,296,400
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

    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete year-end financial statements. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 1999.

    In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2000, and the results of its operations and cash flows for the three-month periods ended March 31, 2000 and 1999, respectively, have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

    Proforma Financial Information

    The Company acquired Karin Glass & Associates, Inc. and affiliated companies on March 17, 1999 and Mike Atkins Management, Inc. on December 6, 1999. Operating results of each of these acquisitions and the acquisition of Romeo Entertainment Group, Inc. on January 3, 2000 (Note 4), are included in the accompanying consolidated statements of operations from their respective acquisition dates.

    The unaudited pro forma consolidated statements of operations represents the consolidated results for the three months ended March 31, 1999, as if these acquisitions had occurred as of the beginning of 1999. The pro forma results reflect certain adjustments, including amortization of the excess purchase price over fair value of net assets acquired, interest expense on the acquisition debt and adjustments to salaries and ownership distributions to former owners. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been completed as of the beginning of 1999 nor are they necessarily indicative of future consolidated results.

    The unaudited pro forma calculations in the consolidated statements of operations for basic and diluted earnings per common share assumes that the following number of weighted average shares were outstanding:

                              Basic..............          8,776,500
                              Diluted............          8,820,200


2.  NET INCOME PER COMMON SHARE

    The following table sets forth the computation of basic and diluted earnings per common share:


                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        --------------------------
                                                           2000            1999
                                                        ----------      ----------
                                                               (UNAUDITED)
  Basic earnings per common share:
  Income from continuing operations ..............      $  143,900      $  328,300
  Weighted average common stock outstanding ......       8,340,300       8,449,600
                                                        ----------      ----------
  Basic earnings per common share ................      $     0.02      $     0.04
                                                        ==========      ==========


  Diluted earnings per common share:
  Income from continuing operations ..............      $  143,900      $  328,300
                                                        ----------      ----------
  Weighted average common stock outstanding ......       8,340,300       8,449,600
  Additional common stock resulting from
    dilutive securities:
    Preferred stock ..............................           2,600           4,500
    Shares issuable for stock options and
        warrants .................................          41,000          39,100
                                                        ----------      ----------
  Common stock and dilutive securities
       outstanding ...............................       8,383,900       8,493,200
                                                        ----------      ----------
  Diluted earnings per common share ..............      $     0.02      $     0.04
                                                        ==========      ==========

    Options and warrants to purchase 1,961,500 and 2,774,900 shares of common stock in 2000 and 1999, respectively, were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.


3.  INVESTMENT IN JOINT VENTURE

    Through December 31, 1999, the Company owned a 50% interest in a joint venture with Warner Custom Music Corp. The joint venture, Warner/TBA, developed and coordinated live, sponsored music entertainment marketing tours and programs and related projects, and generated revenues primarily from third party corporate sponsorships. Warner/TBA recognized revenue by amortizing the contract sponsorship funds over the life of the related programs, which ranged from single day events to tours lasting several months.

    Effective December 31, 1999, the formal joint venture agreement with Warner reached the end of its term. Pursuant to an agreement with Warner, the net assets of Warner/TBA were distributed to TBA on January 1, 2000. TBA will continue to execute entertainment marketing programs previously developed by Warner/TBA and will pay Warner a net profits interest for certain of the 2000 programs.

    Through December 31, 1999, the Company accounted for the investment using the equity method of accounting. Summary unaudited statements of operations data of Warner/TBA for the three months ended March 31, 1999 are as follows:

                         Revenues..............      $  71,200
                         Net loss..............       (313,800)

    The following summary balance sheet data of Warner/TBA reflects the assets and liabilities distributed to the Company on January 1, 2000.

                         Current assets.........      $  650,700
                         Non-current assets.....         155,900
                         Current liabilities....         242,200


4.  2000 ACQUISITION

    On January 3, 2000, the Company acquired 100% of the common stock of Romeo Entertainment Group, Inc. ("Romeo") for a maximum purchase price of $6,750,000. The purchase price paid at closing included a cash payment of $3,475,000, the issuance of 142,300 shares of common stock of the Company valued at $750,000 and the issuance of two promissory notes totaling $2,525,000. The principal amount of the promissory note for $2,025,000 is subject to reduction based on the earnings of Romeo during each of the years 2000 through 2004. The promissory notes accrue interest at 8% and are payable in four equal annual installments of principal plus accrued interest, commencing April 30, 2001.


5.  SUBSEQUENT EVENTS

    On April 5, 2000, the Company acquired 100% of the common stock of EJD Concert Services, Inc. ("EJD"), for a purchase price of $600,000. EJD is the leading producer of entertainment for outdoor fairs and festivals on the West Coast and produces more than 200 programs annually for more than 60 state and regional fairs and multi-day special events across the U.S.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion and analysis is to explain the major factors and variances between periods of the Company's financial condition and results of operations. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and notes thereto included in the Company's 1999 Form 10-K.

Introduction

The Company is a diversified communications and entertainment services company that produces a broad range of business communications, meeting production and entertainment services for corporate meetings, develops and produces integrated music marketing programs and special events, manages music industry artists and develops and executes merchandising programs for entertainment and sporting events.

In April 1997, the Company acquired its first corporate communications and entertainment company, TBA Entertainment Group Nashville, Inc., formerly Avalon Entertainment Group, Inc. ("AEG"), including a 50% interest in the Warner/TBA (formerly Warner/Avalon) joint venture. In 1998 and 1999, the Company grew its operations through the acquisition of several additional corporate communications and entertainment services, artist management and merchandising businesses, including Titley Spalding & Associates, LLC ("TSA"), TBA Entertainment Group Chicago, Inc., formerly Corporate Productions, Inc. ("CPI"), Corporate Incentives, Inc. ("CII"), TBA Entertainment Group Phoenix, Inc., formerly Image Entertainment Productions, Inc. ("Image"), TBA Entertainment Group Dallas, Inc., formerly Magnum Communications, Inc. ("Magnum"), TKS Marketing, Inc. ("TKS") (collectively, the "1998 Acquisitions"); Karin Glass & Associates, Inc. and affiliated companies (collectively, "KGA") and Mike Atkins Management, Inc. ("Atkins") (collectively, the "1999 Acquisitions"). In 2000, the Company also completed the acquisition of Romeo Entertainment Group, Inc. ("Romeo") and EJD Concert Services, Inc. ("EJD").

General

The Company classifies it operations in four major business segments. The Company currently derives a majority of its revenues (71% and 73% for the three months ended March 31, 2000 and 1999, respectively) from the production of business communications and entertainment events for corporate clients. The Company works with its clients to develop creative programming to deliver messages to the client's targeted audiences. The Company receives a fee for providing these services, which may include developing creative content, designing audio/visual presentations and arranging for live entertainment and related production services, including lights and sound. Revenue is recognized when the services are completed for each event. Costs of producing the events are also deferred until the event occurs.

The remainder of the Company's revenues are generated from event merchandising (18% and 19% of total revenues for the three months ended March 31, 2000 and 1999, respectively), artist management (4% and 5% of total revenues for the three months ended March 31, 2000 and 1999, respectively) and entertainment marketing (7% and 3% of total revenues for the three months ended March 31, 2000 and 1999, respectively). Event merchandising revenue is recognized when the merchandise is shipped or sold to the customer. Cost of sales includes the direct cost of acquiring or producing the merchandise. Artist management revenue, which generally consists of commissions received from artists' earnings, is recognized in the period in which the artist earns the revenue. There are generally only minimal direct costs associated with generating artist management revenue. Entertainment marketing revenues and cost of revenues are recognized when the services are completed for each program or, for those programs with multiple events, apportioned to each event and recognized as each event occurs.

Through December 31, 1999, the Company also developed and produced entertainment marketing programs and special events through Warner/TBA, a joint venture with an affiliate of Time Warner. The Company accounted for these activities using the equity method of accounting. Effective December 31, 1999, the formal joint venture agreement reached the end of its term. Accordingly, beginning in January 2000, the Company has recognized all revenue and expenses associated with entertainment marketing programs that were previously executed by the Warner/TBA joint venture. TBA will pay Time Warner a net profits interest for certain of the 2000 programs.

Results of Operations - Comparison of the three months ended March, 2000 and
1999

Results of operations of the Romeo acquisition and each of the 1999 Acquisitions are included from the corresponding acquisition dates.

Revenues increased $9,057,200, or 81%, to $20,302,000 in the 2000 quarter from $11,244,800 in the 1999 quarter. Of the increase, $6,153,000 came from corporate meeting and entertainment events. Although the number of corporate meeting and entertainment events decreased to 115 in the 2000 quarter from 132 in the 1999 quarter, the average revenue per event increased to $125,200 in the 2000 period from $62,400 in the 1999 period. The Company continues to aggressively pursue larger corporate meeting and entertainment events with Fortune 1000 companies. In the 2000 period, the Company produced 11 events with revenues in excess of $250,000 compared to five such events in the 1999 period.

Event merchandising revenues increased $1,419,200 for the 2000 period over the 1999 period, due primarily to the addition of merchandising activities through the acquisition of KGA in March 1999. Artist management revenues increased $304,300 for the 2000 period over the 1999 period, resulting primarily from an increase in the Company's artist roster. The remaining $1,180,700 increase in revenues resulted primarily from the production of the 2000 NBA All Star Game. This event did not occur in 1999.

Cost of revenues increased $6,518,600, or 88%, to $13,951,100 for the 2000 period from $7,432,500 for the 1999 period. Cost of revenues, as a percentage of revenues, increased to 69% for the 2000 period from 66% for the 1999 period primarily due to the production of the 2000 NBA Allstar Game in the 2000 period, which had a lower gross margin and increased cost of sales on certain merchandise sales.

Selling, general and administrative expenses increased $2,483,000, or 86%, to $5,372,400 for the 2000 period from $2,889,400 for the 1999 period. The increase results primarily from increased personnel and related operating expenses associated with the increased corporate entertainment and meeting planning business, as well as selling, general and administrative expenses associated with the 1999 Acquisitions, the Romeo acquisition and the consolidation of activities previously accounted for by the Warner/TBA joint venture. The increase is further explained by increased personnel and related expenses incurred to develop an administrative and accounting infrastructure to manage the Company's growth during the past year.

Depreciation and amortization expense increased $280,500, or 75%, to $654,600 for the 2000 period from $374,100 for the 1999 period. The increase results primarily from the amortization of goodwill associated with the 1999 Acquisitions and the Romeo acquisition.

For the 1999 period, the Company's 50% joint venture interest in Warner/TBA was a loss of $156,900. Revenues and operating expenses for Warner/TBA in the 1999 period were $71,200 and $385,000, respectively. As discussed above, in the 2000 period, all programs previously produced by Warner/TBA are now included in the consolidated results of operations of the Company.

For the 2000 period, net interest expense was $53,000 compared to net interest income of $146,400 for the 1999 period. The change is attributable to less interest income earned on decreasing cash balances resulting from cash used for acquisitions, debt repayments and stock repurchases and by increased interest expense associated with outstanding debt related to the 1999 Acquisitions and the Romeo acquisition.

The provision for income taxes, as a percentage of income taxes from continuing operations before income taxes, is 47% for the 2000 period compared to 39% for the 1999 period, which reflect statutory tax rates adjusted for estimated book/tax differences. The 2000 rate is higher due to the 1999 use of the last of the Company's operating loss carryforwards available to offset taxable income and to the increase of nondeductibile amortization of goodwill from certain of the Company's acquisitions.

Net income from continuing operations decreased $184,400, to $143,900 for the 2000 quarter from $328,300 for the 1999 period due to the reasons described above.



LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position, funding acquisitions and working capital needs from cash reserves and out of operating cash flow. At March 31, 2000, the Company had cash and cash equivalents of $11,382,800 and working capital of $5,204,700 including $2,784,700 of short term borrowings and the current portion of long-term debt. Cash provided by continuing operations was $3,118,400 for the first quarter of 2000 compared to cash provided by continuing operations of $935,700 for the first quarter of 1999. The fluctuation in cash provided by continuing operations between the 2000 and 1999 periods primarily reflects the timing of deferred revenue and prepaid expenses associated with programs occurring in following periods.

Cash used in investing activities for the first quarter of 2000 was $3,750,700 resulting primarily from cash used for the Romeo acquisition and expenditures for property and equipment. Cash used in investing activities for the first quarter of 1999 was $2,242,200 and resulted primarily from cash used for the KGA acquisition and expenditures for property and equipment offset by cash received from sale of discontinued businesses.

Cash used in financing activities for the first quarter of 2000 was $832,500, resulting primarily from the repayment of borrowings and the purchase of treasury stock, offset in part by working capital borrowings on bank lines of credit. Cash used in financing activities for the first quarter of 1999 was $1,980,900, resulting primarily from the purchase of treasury stock and the repayment of borrowings.

The Company has pursued an aggressive growth strategy since its formation in 1993. From the Company's inception through December 31, 1997, the Company acquired and operated certain businesses that were sold in 1998. The Company relied on external sources of funds, including public offerings of its common stock and bank borrowings, to finance the acquisition of these businesses and to fund the general operations of the Company. In 1998, the Company realized net proceeds of $19,393,800 from the sale of discontinued operations, after repayment of borrowings associated with these businesses and applicable transaction costs. In 1999, the Company received the final $3,000,000 of net proceeds from the sale of discontinued operations.

The Company used a portion of the proceeds from the sale of these operations to fund part of the purchase of AEG in 1997, the 1998 acquisitions, the 1999 Acquisitions and the acquisitions of Romeo and EJD in 2000. The remainder of the purchase prices of these acquisitions was funded through the issuance of common stock of the Company and the issuance of acquisition notes payable. The acquisition notes are payable in various installments of principal plus accrued interest at 8% through April 2004.

The Company expects to continue its aggressive growth strategy in certain sectors of the entertainment industry. The Company anticipates that future business acquisitions made by the Company will be completed through a combination of cash, notes payable issued to the sellers and the issuance of common stock of the Company to the sellers.

Management believes that cash flow from operations and current cash reserves are adequate to meet its current working capital requirements. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may issue additional equity and debt securities and may incur, from time to time, additional short- and long-term bank indebtedness. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates and general economic conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms acceptable to the Company. To the extent that the Company is able to finance its growth through internal and external sources of capital, the Company intends to continue to grow its operations through additional acquisitions. There can be no assurance that the Company will be able to acquire any additional businesses, that any businesses that are acquired will be or will become profitable or that the Company will be able to effectively integrate any such businesses into its existing operations.


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

                                     PART II

                                OTHER INFORMATION

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A) Exhibits:


            NUMBER                                               DESCRIPTION OF DOCUMENT
            ------                                               -----------------------

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

             10.8(21)    -- TBA Entertainment Corporation 1997 Stock Option Plan.

             10.9(22)    -- Form of Stock Option Agreement for options granted under the 1997 Stock Option Plan.

            10.10(23)    -- Representative's Warrant Agreement dated April 23, 1996 between the Company and H.J. Meyers &
                            Co., Inc.

            10.11(24)    -- Warrant Agreement dated April 23, 1996 among the Company, H.J. Meyers & Co., Inc. and American
                            Stock Transfer & Trust Company.


            NUMBER                                               DESCRIPTION OF DOCUMENT
            ------                                               -----------------------

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

            10.14(27)    -- Consulting Agreement between Avalon Entertainment Group Inc. and Thomas Miserendino.

            10.15(28)    -- Employment Agreement between Avalon Entertainment Group, Inc. and Marc W. Oswald.

            10.16(29)    -- Employment Agreement between Avalon Entertainment Group, Inc. and Greg M. Janese.

            10.17(30)    -- Placement Agent Warrant Agreement between the Company and Rauscher Pierce Refsnes, Inc.

            10.18(31)    -- Stock Purchase Agreement among TBA Entertainment Corporation, Robert Romeo and Romeo
                            Entertainment Group, Inc. dated November 26, 1999.

            10.19(32)    -- Stock Purchase Agreement among TBA Entertainment Corporation, Mike Atkins and Mike Atkins
                            Management, Inc. dated December 6, 1999.

            10.20*       -- Stock Purchase Agreement among TBA Entertainment Corporation, EJD Concert Services, Inc. and
                            the selling shareholders.

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

(29) Incorporated herein by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K dated June 20, 1997.

(30) Incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form SB-2 (Registration No. 333-29775) dated June 20, 1997.

(31) Incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1999.

(32) Incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1999.

   (B) Form 8-K's filed during the quarterly period ended March 31, 2000:

             None

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Encino, California, on the 12th day of May, 2000.

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