Form 10-Q
period 2000-06-30
TBA ENTERTAINMENT CORP
filed 2000-08-14
CIK 913201

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of August 4, 2000, the Registrant had outstanding 8,022,500 shares of Common Stock, par value $.001 per share.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q


                                TABLE OF CONTENTS


         PART I - Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets...............................  3
         Consolidated Statements of Operations.....................  4
         Consolidated Statements of Cash Flows.....................  5
         Notes to Consolidated Financial Statements................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................  9


         PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.......................... 14

Signatures......................................................... 18

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                  JUNE 30,                  DECEMBER 31,
                                                                                   2000                        1999
                                                                                ------------                ------------
                                                                                (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents ....................................               $ 12,913,100                $ 12,847,600
   Accounts receivable, net of allowance for doubtful
       accounts of $93,300 and $50,000, respectively ............                  4,876,200                   3,593,400
   Inventories ..................................................                    800,900                     563,300
   Deferred charges and other current assets ....................                  5,975,400                   2,479,500
                                                                                ------------                ------------
             Total current assets ...............................                 24,565,600                  19,483,800

Property and equipment, net .....................................                  3,197,800                   2,937,500
Other assets, net:
   Goodwill .....................................................                 25,933,300                  19,383,700
   Investments in Joint Venture .................................                         --                     588,700
   Other ........................................................                    832,000                     755,800
                                                                                ------------                ------------
              Total assets ......................................               $ 54,528,700                $ 43,149,500
                                                                                ============                ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities .....................               $  4,902,000                $  3,765,500
   Deferred revenue .............................................                 13,528,900                   4,497,600
   Notes payable and current portion of long-term debt ..........                  3,197,200                   3,328,000
                                                                                ------------                ------------
             Total current liabilities ..........................                 21,628,100                  11,591,100

Long-term debt, net of current portion ..........................                  5,173,500                   3,719,600
                                                                                ------------                ------------
             Total liabilities ..................................                 26,801,600                  15,310,700
                                                                                ------------                ------------

Stockholders' equity:
  Preferred stock, $.001 par value; authorized
    1,000,000 shares, 2,200 and 2,600 of Series A
    convertible preferred stock issued and
    outstanding, respectively,
    liquidation preference $100 .................................                        100                         100
  Common stock, $.001 par value; authorized 20,000,000
    shares, 8,857,100 and 8,714,300 shares issued,
    respectively ................................................                      8,900                       8,700
  Additional paid in capital ....................................                 30,605,900                  29,859,900
  Retained earnings .............................................                    326,900                      32,200
  Less treasury stock, at cost, 779,100 and 495,500
    shares, respectively ........................................                 (3,214,700)                 (2,062,100)
                                                                                ------------                ------------
             Total stockholders' equity .........................                 27,727,100                  27,838,800
                                                                                ------------                ------------
             Total liabilities and stockholders' equity .........               $ 54,528,700                $ 43,149,500
                                                                                ============                ============

                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                             JUNE 30,                        JUNE 30,
                                                                   ----------------------------     ----------------------------
                                                                        2000           1999              2000           1999
                                                                   ------------    ------------     ------------    ------------
Revenues ......................................................    $ 18,967,900    $ 10,368,100     $ 39,269,900    $ 21,612,900
Costs related to revenue ......................................      12,492,400       6,912,400       26,443,500      14,345,000
                                                                   ------------    ------------     ------------    ------------
 Gross profit margin ..........................................       6,475,500       3,455,700       12,826,400       7,267,900

Selling, general and administrative expense ...................       5,388,000       2,648,300       10,760,300       5,537,700
Depreciation and amortization expense .........................         665,300         478,400        1,319,900         852,400
Equity in (income) loss of Joint Venture ......................              --        (118,900)              --          38,000
Interest (income) expense, net ................................          52,400         (91,100)         105,500        (237,400)
                                                                   ------------    ------------     ------------    ------------

Income from continuing operations before income taxes .........         369,800         539,000          640,700       1,077,200
Provision for income taxes ....................................         219,000         210,200          346,000         420,100
                                                                   ------------    ------------     ------------    ------------
Income from continuing operations .............................         150,800         328,800          294,700         657,100
                                                                   ------------    ------------     ------------    ------------

Discontinued operations:
 Gain on disposition of discontinued
 operations, net of income tax provision of
  $399,600 for the six months ended June 30, 1999 .............              --              --               --         479,200
                                                                   ------------    ------------     ------------    ------------

Net income ....................................................    $    150,800    $    328,800     $    294,700    $  1,136,300
                                                                   ============    ============     ============    ============

Earnings per common share -- basic:
 Income from continuing operations ............................    $        .02    $        .04     $        .04    $        .08
 Income from discontinued operations ..........................              --              --               --             .05
                                                                   ------------    ------------     ------------    ------------
Net income ....................................................    $        .02    $        .04     $        .04    $        .13
                                                                   ============    ============     ============    ============

Earnings per common share -- diluted:
 Income from continuing operations ............................    $        .02    $        .04     $        .04    $        .08
 Income from discontinued operations ..........................              --              --               --              05
                                                                   ------------    ------------     ------------    ------------
Net income ....................................................    $        .02    $        .04     $        .04    $        .13
                                                                   ============    ============     ============    ============


                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                -------------------------------
                                                                                    2000                1999
                                                                                ------------       ------------
Cash flows from operating activities:
    Net income ...............................................................   $   294,700        $ 1,136,300
                                                                                 -----------        -----------
    Adjustments to reconcile net income to net cash provided
      by continuing operations:
        Income from discontinued operations ..................................            --           (479,200)
        Depreciation and amortization ........................................     1,319,900            852,400
        Equity in loss of Joint Venture ......................................            --             38,000
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable ......................      (854,700)            75,300
             (Increase) in inventories .......................................      (237,700)                --
             (Increase) in deferred charges and other
                current assets ...............................................    (3,159,200)          (148,800)
             (Increase) in other assets ......................................      (103,000)           (67,600)
             Increase (decrease) in accounts payable and
                accrued liabilities ..........................................       881,200         (2,010,200)
             Increase in advance deposits and deferred revenue ...............     9,076,100            941,400
                                                                                 -----------        -----------
                    Total adjustments ........................................     6,922,600            798,700
                                                                                 -----------        -----------
                    Net cash provided by continuing operations ...............     7,217,300            337,600
                                                                                 -----------        -----------

Cash flows from investing activities:
    Proceeds from dispositions of businesses .................................            --          3,483,600
    Acquisition of businesses, net of cash acquired ..........................    (3,993,900)        (3,074,300)
    Expenditures for property and equipment ..................................      (489,100)          (405,300)
                                                                                 -----------        -----------
                    Net cash (used in) provided by investing activities.......    (4,483,000)             4,000
                                                                                 -----------        -----------

Cash flows from financing activities:
      Proceeds from borrowings ...............................................            --             73,000
      Net borrowings on credit lines .........................................         1,400                 --
      Purchase of treasury stock .............................................    (1,152,600)        (1,912,700)
      Repayments of borrowings................................................    (1,517,600)          (556,800)
                                                                                 -----------        -----------
                    Net cash used in financing activities ....................    (2,668,800)        (2,396,500)
                                                                                 -----------        -----------

Net increase (decrease) in cash and cash equivalents .........................        65,500         (2,054,900)
Cash and cash equivalents - beginning of period ..............................    12,847,600         15,583,800
                                                                                 -----------        -----------
Cash and cash equivalents - end of period ....................................   $12,913,100        $13,528,900
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

   In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2000, and the results of its operations and cash flows for the three and six month periods ended June 30, 2000 and 1999, respectively, have been included. Operating results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.


2. BUSINESS ACQUISITIONS

   2000
   On January 3, 2000, the Company acquired 100% of the common stock of Romeo Entertainment Group, Inc. ("Romeo") for a maximum purchase price of $6,750,000. The purchase price paid at closing included a cash payment of $3,475,000, the issuance of 142,300 shares of common stock of the Company valued at $750,000 and the issuance of two promissory notes totaling $2,525,000. On April 5, 2000, the Company acquired 100% of the common stock of EJD Concert Services, Inc. ("EJD"), for a purchase price of $600,000.

   1999
   The Company acquired Karin Glass & Associates, Inc. and affiliated companies on March 17, 1999 and Mike Atkins Management, Inc. on December 6, 1999.

   Each of these acquisitions has been accounted for under the purchase method of accounting. Operating results of each of these acquisitions are included in the accompanying consolidated statements of operations from their respective acquisition dates. The following Pro Forma Condensed Statements of Operations Data represents the consolidated results of operations for the three and six months ended June 30, 1999, as if these acquisitions had occurred as of the beginning of 1999. The pro forma results reflect certain adjustments, including amortization of the excess purchase price over fair value of net assets acquired, interest expense on the acquisition debt and adjustments to salaries and ownership distributions to former owners.

                    Pro Forma Condensed Statements of Operations Data

                                                                            June 30, 1999
                                                                    -----------------------------
                                                                    Three Months       Six Months
                                                                    -----------       -----------
          Revenues ..........................................       $12,128,900       $25,060,600
          Gross Margin ......................................         4,152,200         8,780,300
          Income from continuing operations .................           393,400           461,400
          Earnings per common share -- basic
             Income from continuing operations ..............       $      0.05       $      0.05
          Earnings per common share -- diluted
             Income from continuing operations ..............       $      0.05       $      0.05

The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been completed as of the beginning of 1999 nor are they necessarily indicative of future consolidated results.


3. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:


                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          JUNE 30,                         JUNE 30,
                                               ----------------------------      ----------------------------
                                                  2000              1999            2000             1999
                                               -----------      -----------      -----------      -----------
                                                       (UNAUDITED)                        (UNAUDITED)
Basic earnings per common share:
Income from continuing operations              $   150,800      $   328,800      $   294,700      $   657,100
Weighted average common stock outstanding        8,177,500        8,512,800        8,259,000        8,534,500
                                               -----------      -----------      -----------      -----------
Basic earnings per common share                $      0.02      $      0.04      $      0.04      $      0.08
                                               ===========      ===========      ===========      ===========


Diluted earnings per common share:
Income from continuing operations              $   150,800      $   328,300      $   294,700      $   657,100
                                               -----------      -----------      -----------      -----------
Weighted average common stock outstanding        8,177,500        8,512,800        8,259,000        8,534,500
Additional common stock resulting from
 dilutive securities:
 Preferred stock                                     2,200            4,600            2,200            4,600
 Shares issuable for stock options and
  warrants                                           8,100           53,800           18,300           48,300
                                               -----------      -----------      -----------      -----------
Common stock and dilutive securities
 outstanding                                     8,187,800        8,571,200        8,279,500        8,587,400
                                               -----------      -----------      -----------      -----------
Diluted earnings per common share              $      0.02      $      0.04      $      0.04      $      0.08
                                               ===========      ===========      ===========      ===========


   Options and warrants to purchase 3,101,500 and 1,864,000 shares of common stock in 2000 and 1999, respectively, were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.


4. INVESTMENT IN JOINT VENTURE

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

   Through December 31, 1999, the Company accounted for the investment using the equity method of accounting. Summary unaudited statements of operations data of Warner/TBA for the three and six months ended June 30, 1999 are as follows:

                           THREE MONTHS      SIX MONTHS
                           ------------      ----------
Revenues ...............    $5,107,000       $5,178,200
Net income (loss).......       237,800          (76,000)

   The following summary balance sheet data of Warner/TBA reflects the assets and liabilities distributed to the Company on January 1, 2000.


Current assets ...............    $650,700
Non-current assets ...........     155,900
Current liabilities ..........     242,200

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

In April 1997, the Company acquired its first corporate communications and entertainment company, TBA Entertainment Group Nashville, Inc., formerly Avalon Entertainment Group, Inc. ("AEG"), including a 50% interest in the Warner/TBA (formerly Warner/Avalon) joint venture. In 1998 and 1999, the Company grew its operations through the acquisition of several additional corporate communications and entertainment services, artist management and merchandising businesses, including Titley Spalding & Associates, LLC ("TSA"), TBA Entertainment Group Chicago, Inc., formerly Corporate Productions, Inc. ("CPI"), Corporate Incentives, Inc. ("CII"), TBA Entertainment Group Phoenix, Inc., formerly Image Entertainment Productions, Inc. ("Image"), TBA Entertainment Group Dallas, Inc., formerly Magnum Communications, Inc. ("Magnum"), TKS Marketing, Inc. ("TKS") (collectively, the "1998 Acquisitions"); Karin Glass & Associates, Inc. and affiliated companies (collectively, "KGA") and Mike Atkins Management, Inc. ("Atkins") (collectively, the "1999 Acquisitions"). In 2000, the Company also completed the acquisition of Romeo Entertainment Group, Inc. ("Romeo") and EJD Concert Services, Inc. ("EJD") (collectively, the "2000 Acquisitions").

General

The Company classifies it operations in four major business segments. The Company currently derives a majority of its revenues (70% and 69% for the six months ended June 30, 2000 and 1999, respectively) from the production of business communications and entertainment events for corporate clients. The Company works with its clients to develop creative programming to deliver messages to the client's targeted audiences. The Company receives a fee for providing these services, which may include developing creative content, designing audio/visual presentations and arranging for live entertainment and related production services, including lights and sound. Revenue is recognized when the services are completed for each event. Costs of producing the events are also deferred until the event occurs.

The remainder of the Company's revenues are generated from event merchandising (16% and 23% of total revenues for the six months ended June 30, 2000 and 1999, respectively), artist management (4% and 5% of total revenues for the six months ended June 30, 2000 and 1999, respectively) and entertainment marketing (10% and 3% of total revenues for the six months ended June 30, 2000 and 1999, respectively). Event merchandising revenue is recognized when the merchandise is shipped or sold to the customer. Cost of sales includes the direct cost of acquiring or producing the merchandise. Artist management revenue, which generally consists of commissions received from artists' earnings, is recognized in the period in which the artist earns the revenue. Generally, there are only minimal direct costs associated with generating artist management revenue. Entertainment marketing revenues and cost of revenues are recognized when the services are completed for each program or, for those programs with multiple events, apportioned to each event and recognized as each event occurs.

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

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Results of operations of each of the 2000 Acquisitions and each of the 1999 Acquisitions are included from the corresponding acquisition dates.

Revenues increased $17,657,000, or 82%, to $39,269,900 in the 2000 period from $21,612,900 in the 1999 period. Of the increase, $12,539,700 came from corporate meeting and entertainment events. Although the number of corporate meeting and entertainment events decreased to 227 in the period from 272 in the 1999 period, the average revenue per event increased to $121,100 in the 2000 period from $54,900 in the 1999 period. The Company continues to aggressively pursue larger corporate meeting and entertainment events with Fortune 1000 companies. In the 2000 period, the Company produced 17 events with revenues in excess of $250,000 compared to 13 such events in the 1999 period.

Entertainment marketing revenues increased $3,533,300 to $4,057,500 for the 2000 period from $524,200 for the 1999 period, due primarily to the 2000 consolidation of the Warner/TBA programs, which added approximately $1,836,600 of revenues, and to the addition of Romeo and EJD, which contributed approximately $1,342,300 of revenues.

Event merchandising revenues increased $1,027,900 for the 2000 period over the 1999 period, due primarily to the addition of merchandising activities through the acquisition of KGA in March 1999. Artist management revenues increased $556,100 for the 2000 period over the 1999 period, resulting primarily from an increase in the Company's artist roster.

Cost of revenues increased $12,098,500, or 84%, to $26,443,500 for the 2000 period from $14,345,000 for the 1999 period. Cost of revenues, as a percentage of revenues, increased to 67% for the 2000 period from 66% for the 1999 period, due primarily to the production of the 2000 NBA Allstar Game in the first quarter of 2000, which had a lower gross margin and increased cost of sales on certain merchandise sales, partially offset by increased gross margins on corporate meetings and entertainment events.

Selling, general and administrative expenses increased $5,222,600, or 94%, to $10,760,300 for the 2000 period from $5,537,700 for the 1999 period. The increase results primarily from increased personnel and related operating expenses associated with the increased corporate entertainment and meeting planning business, as well as selling, general and administrative expenses associated with the 1999 Acquisitions, the 2000 Acquisitions and the consolidation of activities previously accounted for by the Warner/TBA joint venture. The increase is further explained by increased personnel and related expenses incurred to develop an administrative and accounting infrastructure to manage the Company's growth during the past year.

Depreciation and amortization expense increased $467,500, or 55%, to $1,319,900 for the 2000 period from $852,400 for the 1999 period. The increase results primarily from the amortization of goodwill associated with the 1999 Acquisitions and the 2000 Acquisitions.

For the 1999 period, the Company's 50% joint venture interest in Warner/TBA resulted in a loss of $38,000. Revenues and operating expenses for Warner/TBA in the 1999 period were $5,178,200 and $5,316,900, respectively. As discussed above in the 2000 period, all programs previously produced by Warner/TBA are now included in the consolidated results of operations of the Company.

For the 2000 period, net interest expense was $105,500 compared to net interest income of $237,400 for the 1999 period. The change is attributable to less interest income earned on decreasing cash balances resulting from cash used for acquisitions, debt repayments and stock repurchases and by increased interest expense associated with outstanding debt related to the 1999 Acquisitions and the 2000 Acquisitions.

The provision for income taxes, as a percentage of income taxes from continuing operations before income taxes, is 54% for the 2000 period compared to 39% for the 1999 period, which reflect statutory tax rates adjusted for estimated book/tax differences. The 2000 rate is higher due to the 1999 use of the last of the Company's operating loss carryforwards available to offset taxable income and to the increase of nondeductible amortization of goodwill from certain of the Company's acquisitions.

Net income from continuing operations decreased $362,400 to $294,700 for the 2000 period from $657,100 for the 1999 period due to the reasons described above.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Results of operations of each of the 2000 Acquisitions and each of the 1999 Acquisitions are included from the corresponding acquisition dates.

Revenues increased $8,599,800, or 83%, to $18,967,900 in the 2000 quarter from $10,368,100 in the 1999 quarter. Of the increase, $6,386,700 came from corporate meeting and entertainment events. Although the number of corporate meeting and entertainment events decreased to 113 in the 2000 quarter from 140 in the 1999 quarter, the average revenue per event increased to $115,700 in the 2000 quarter from $47,800 in the 1999 quarter. The Company continues to aggressively pursue larger corporate meeting and entertainment events with Fortune 1000 companies.

Entertainment marketing revenues increased $2,352,600 to $2,579,500 for the 2000 quarter from $226,900 for the 1999 quarter, due primarily to the 2000 consolidation of the Warner/TBA programs, which added approximately $544,800 of revenues, and to the additions of Romeo and EJD, which contributed approximately 1,310,700 of revenues.

Event merchandising revenues decreased $384,000 for the 2000 quarter over the 1999 quarter. Artist management revenues increased $244,500 for the 2000 quarter over the 1999 quarter, resulting primarily from an increase in the Company's artist roster.

Cost of revenues increased $5,580,000, or 81%, to $12,492,400 for the 2000 quarter from $6,912,400 for the 1999 quarter. Cost of revenues, as a percentage of revenues, decreased to 66% for the 2000 quarter from 67% for the 1999 quarter, primarily due to increased artist management revenues, offset by increased cost of sales on certain merchandise sales.

Selling, general and administrative expenses increased $2,739,700, or 103%, to $5,388,000 for the 2000 quarter from $2,648,300 for the 1999 quarter. The increase results primarily from increased personnel and related operating expenses associated with the increased corporate entertainment and meeting planning business, as well as selling, general and administrative expenses associated with the 2000 Acquisitions and the consolidation of activities previously accounted for by the Warner/TBA joint venture. The increase is further explained by increased personnel and related expenses incurred to develop an administrative and accounting infrastructure to manage the Company's growth during the past year.

Depreciation and amortization expense increased $186,900, or 39%, to $665,300 for the 2000 quarter from $478,400 for the 1999 quarter. The increase results primarily from the amortization of goodwill associated with the 1999 Acquisitions and the 2000 Acquisitions.

For the 1999 quarter, the Company's 50% joint venture interest in Warner/TBA resulted in a gain of $118,900. Revenues and operating expenses for Warner/TBA in the 1999 quarter were $5,107,000 and $350,300, respectively. As discussed above in the 2000 period, all programs previously produced by Warner/TBA are now included in the consolidated results of operations of the Company.

For the 2000 quarter, net interest expense was $52,400 compared to net interest income of $91,100 for the 1999 quarter. The change is attributable to less interest income earned on decreasing cash balances resulting from cash used for acquisitions, debt repayments and stock repurchases and by increased interest expense associated with outstanding debt related to the 1999 Acquisitions and the 2000 Acquisitions.

The provision for income taxes, as a percentage of income taxes from continuing operations before income taxes, is 59% for the 2000 quarter compared to 39% for the 1999 quarter, which reflect statutory tax rates adjusted for estimated book/tax differences. The 2000 rate is higher due to the 1999 use of the last of the Company's operating loss carryforwards available to offset taxable income and to the increase of nondeductibile amortization of goodwill from certain of the Company's acquisitions.

Net income from continuing operations decreased $178,000 to $150,800 for the 2000 quarter from $328,800 for the 1999 quarter due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position, funding acquisitions and working capital needs from cash reserves and out of operating cash flow. At June 30, 2000, the Company had cash and cash equivalents of $12,913,100 and working capital of $2,937,500 including $3,197,200 of short term borrowings and the current portion of long-term debt. Cash provided by continuing operations was $7,217,300 for the first six months of 2000 compared to cash provided by continuing operations of $337,600 for the first six months of 1999. The fluctuation in cash provided by continuing operations between the 2000 and 1999 periods primarily reflects the timing of deferred revenue and prepaid expenses associated with programs occurring in following periods.

Cash used in investing activities for the first six months of 2000 was $4,554,400 resulting primarily from cash used for the Romeo and EJD acquisitions and expenditures for property and equipment. Cash provided by investing activities for the first six months of 1999 was $4,000, resulting primarily from cash received from the sale of discontinued businesses, offset by cash used for the KGA acquisition and expenditures for property and equipment.

Cash used in financing activities for the first six months of 2000 was $2,597,400, resulting primarily from the repayment of borrowings and the purchase of treasury stock. Cash used in financing activities for the first six months of 1999 was $2,396,500, resulting primarily from the purchase of treasury stock and the repayment of borrowings.

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

The Company used a portion of the proceeds from the sale of these operations to fund part of the purchase of AEG in 1997, the 1998 Acquisitions, the 1999 Acquisitions and the 2000 Acquisitions. The remainder of the purchase prices of these acquisitions was funded through the issuance of the Company's common stock and debt. The acquisition notes are payable in various installments of principal plus accrued interest at 8% through April 2005.

The Company expects to continue its aggressive growth strategy in certain sectors of the entertainment industry. The Company anticipates that future business acquisitions made by the Company will be completed through a combination of cash, issuance of notes payable to the sellers and the issuance of the Company's common stock to the sellers.

Management believes that cash flow from operations and current cash reserves are adequate to meet its current working capital requirements. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may issue additional equity and debt securities and may incur, from time to time, additional short-term and long-term bank indebtedness. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates and general economic conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms acceptable to the Company. To the extent that the Company is able to finance its growth through internal and external sources of capital, the Company intends to continue to grow its operations through additional acquisitions. There can be no assurance that the Company will be able to acquire any additional businesses, that any businesses that are acquired will be or will become profitable or that the Company will be able to effectively integrate any such businesses into its existing operations.

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
                Kenneth C. Koziol and Image Entertainment Productions dated
                September 15, 1998.

2.7(7)          Stock Purchase Agreement among TBA Entertainment Corporation,
                Karin Glass & Associates, Inc., Ink Up, Inc., KGA, Inc., Karin
                Glass and Kenneth Glass dated March 18, 1999.

3.1(8)     --   Certificate of Incorporation of the Company.

3.2(9)     --   Bylaws of the Company.

4.1(10)    --   Specimen Common Stock Certificate.

4.2(11)    --   Article IX of the Certificate of Incorporation of the Company
                (included in Exhibit 3.1).

4.3(12)    --   Certificate of Designation of Series A Convertible Preferred
                Stock of the Company.

4.4(13)    --   Specimen Warrant Certificate.

10.1(14)   --   Purchase and Sale Agreement between TBA Entertainment
                Corporation and Vail Summit Resorts, Inc. dated July 10, 1998.

10.2(15)   --   Employment Agreement dated as of January 1, 1994 between the
                Company and Thomas Jackson Weaver III.

10.3(16)   --   Employment Agreement dated as of January 1, 1994 between the
                Company and Prab Nallamilli.

10.4(17)   --   Stock Purchase Warrant dated February 24, 1994 between the
                Company and Yee, Desmond, Schroeder & Allen, Inc.

10.5(18)   --   Form of Indemnification Agreement between the Company and
                each of the directors and executive officers.

10.6(19)   --   TBA Entertainment Corporation 1995 Stock Option Plan.

10.7(20)   --   Form of Stock Option Agreement for options granted under the
                1995 Stock Option Plan.

10.8(21)   --   TBA Entertainment Corporation 1997 Stock Option Plan.

10.9(22)   --   Form of Stock Option Agreement for options granted under the
                1997 Stock Option Plan.

10.10(23)  --   Representative's Warrant Agreement dated April 23, 1996 between the Company and H.J. Meyers & Co., Inc.

10.11(24)  --   Warrant Agreement dated April 23, 1996 among the Company, H.J.
                Meyers & Co., Inc. and American Stock

NUMBER                           DESCRIPTION OF DOCUMENT
------                           -----------------------
                Transfer & Trust Company.

10.12(25)  --   Registration Rights Agreement between the Company, Robert E.
                Geddes, Greg M. Janese, Thomas Miserendino, Brian K. Murphy and
                Marc W. Oswald.

10.13(26)  --   Consulting Agreement between Avalon Entertainment Group, Inc.
                and Robert E. Geddes.

10.14(27)  --   Consulting Agreement between Avalon Entertainment Group Inc.
                and Thomas Miserendino.

10.15(28)  --   Employment Agreement between Avalon Entertainment Group, Inc.
                and Marc W. Oswald.

10.16(29)  --   Employment Agreement between Avalon Entertainment Group, Inc.
                and Greg M. Janese.

10.17(30)  --   Placement Agent Warrant Agreement between the Company and
                Rauscher Pierce Refsnes, Inc.

10.18(31)  --   Stock Purchase Agreement among TBA Entertainment Corporation,
                Robert Romeo and Romeo Entertainment Group, Inc. dated November
                26, 1999.

10.19(32)  --   Stock Purchase Agreement among TBA Entertainment Corporation,
                Mike Atkins and Mike Atkins Management, Inc. dated December 6,
                1999.

10.20(33)  --   Stock Purchase Agreement among TBA Entertainment Corporation,
                EJD Concert Services, Inc. and the selling shareholders.

10.21(34)  --   TBA Entertainment Corporation 2000 Stock Option Plan.

27*        --   Financial Data Schedule.

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

    (33) Incorporated herein by reference to Exhibit 10.20 to the Company's Form 10-Q for the quarter ended March 31, 2000.

    (34) Incorporated herein by reference to the Company's definitive proxy statement on Schedule 14A filed June 29, 2000.

(B) Form 8-K's filed during the quarterly period ended June 30, 2000:

           None

SIGNATURES

   In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Encino, California, on the 10th day of August, 2000.

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