Form 10-Q
period 2000-09-30
TBA ENTERTAINMENT CORP
filed 2000-11-14
CIK 913201

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of October 31, 2000, the Registrant had outstanding 7,704,500 shares of Common Stock, par value $.001 per share.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q


                                TABLE OF CONTENTS


         PART I - Financial Information

 Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets..........................................    3
         Consolidated Statements of Operations................................    4
         Consolidated Statements of Cash Flows................................    5
         Notes to Consolidated Financial Statements...........................    6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................    9


         PART II - Other Information

 Item 4. Submission of Matters to a Vote of Security Holders..................   14

 Item 6. Exhibits and Reports on Form 8-K.....................................   14

 Signatures...................................................................   18

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                                               2000               1999
                                                                                           ------------       ------------
                                                                                            (UNAUDITED)
                                     ASSETS
Current Assets:
  Cash and cash equivalents .........................................................      $  8,394,300       $ 12,847,600
  Accounts receivable, net of allowance for doubtful accounts of
      $290,400 and $50,000, respectively ............................................         7,883,700          3,593,400
  Inventories .......................................................................           828,500            563,300
  Deferred charges and other current assets .........................................         4,430,500          2,479,500
                                                                                           ------------       ------------
    Total current assets ............................................................        21,537,000         19,483,800

Property and equipment, net .........................................................         3,194,300          2,937,500

Other assets, net:
  Goodwill ..........................................................................        25,580,300         19,383,700
  Investments in Joint Venture ......................................................                --            588,700
  Other .............................................................................           550,700            755,800
                                                                                           ------------       ------------

    Total assets ....................................................................      $ 50,862,300       $ 43,149,500
                                                                                           ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ..........................................      $  8,526,900       $  3,765,500
  Deferred revenue ..................................................................         6,908,900          4,497,600
  Notes payable and current portion of long-term debt ...............................         3,196,100          3,328,000
                                                                                           ------------       ------------
    Total current liabilities .......................................................        18,631,900         11,591,100

Long-term debt, net of current portion ..............................................         4,614,800          3,719,600
                                                                                           ------------       ------------

    Total liabilities ...............................................................        23,246,700         15,310,700
                                                                                           ------------       ------------

Stockholders' equity:
  Preferred stock, $.001 par value; authorized 1,000,000 shares, 2,200 and 2,600 of Series A convertible preferred stock issued
    and outstanding, respectively, liquidation preference $100 ......................               100                100
  Common stock, $.001 par value, authorized 20,000,000 shares,
    8, 857,100 and 8,714,300 shares issued, respectively ............................             8,900              8,700
  Additional paid in capital ........................................................        30,605,900         29,859,900
  Retained earnings .................................................................           939,900             32,200
  Less treasury stock, at cost, 958,700 and 495,500 shares, respectively ...........        (3,939,200)        (2,062,100)
                                                                                           ------------       ------------
     Total stockholders' equity .....................................................        27,615,600         27,838,800
                                                                                           ------------       ------------

    Total liabilities and stockholders' equity ......................................      $ 50,862,300       $ 43,149,500
                                                                                           ============       ============



                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                                        ------------------------------       ------------------------------
                                                            2000              1999               2000              1999
                                                        ------------      ------------       ------------      ------------
Revenues .........................................      $ 32,020,500      $ 12,858,200       $ 71,290,400      $ 34,471,100
Costs related to revenue .........................        23,688,400         7,859,700         50,131,900        22,204,700
                                                        ------------      ------------       ------------      ------------
  Gross profit margin ............................         8,332,100         4,998,500         21,158,500        12,266,400

Selling, general and administrative expense ......         6,284,500         3,533,000         17,044,800         9,070,600
Depreciation and amortization expense ............           705,800           465,600          2,025,700         1,318,100
Equity in (income) loss of Joint Venture .........                --            (6,100)                --            31,900

Interest (income) expense, net ...................             3,900            10,900            109,300          (226,600)
                                                        ------------      ------------       ------------      ------------

Income from continuing operations before
   income taxes ..................................         1,337,900           995,100          1,978,700         2,072,400
Provision for income taxes .......................           725,000           405,500          1,071,000           825,600
                                                        ------------      ------------       ------------      ------------
Income from continuing operations ................           612,900           589,600            907,700         1,246,800
                                                        ------------      ------------       ------------      ------------

Discontinued operations:
  Gain on disposition of discontinued
  operations, net of income tax provision of
  $399,600 for nine months ended
  September 30, 1999 .............................                --                --                 --           479,200
                                                        ------------      ------------       ------------      ------------

Net income .......................................      $    612,900      $    589,600       $    907,700      $  1,726,000
                                                        ============      ============       ============      ============

Earnings per common share -- basic:
  Income from continuing operations ..............      $       0.08      $       0.07       $       0.11      $       0.15
  Income from discontinued operations ............                --                --                 --              0.05
                                                        ------------      ------------       ------------      ------------
Net income .......................................      $       0.08      $       0.07       $       0.11      $       0.20
                                                        ============      ============       ============      ============

Earnings per common share -- diluted:
  Income from continuing operations ..............      $       0.08      $       0.07       $       0.11      $       0.15
  Income from discontinued operations ............                --                --                 --              0.05
                                                        ------------      ------------       ------------      ------------
Net income .......................................      $       0.08      $       0.07       $       0.11      $       0.20
                                                        ============      ============       ============      ============



                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                    -------------------------------
                                                                                       2000                1999
                                                                                    ------------       ------------
Cash flows from operating activities:
  Net income .................................................................      $    907,700       $  1,726,000
                                                                                    ------------       ------------
  Adjustments to reconcile net income to net cash provided by continuing operations:
    Income from discontinued operations ......................................                --           (479,200)
    Depreciation and amortization ............................................         2,025,700          1,318,100
    Equity in loss of Joint Venture ..........................................                --             31,900
  Change in assets and liabilities:
    Increase in accounts receivable ..........................................        (3,858,400)          (200,900)
    Increase in inventories ..................................................          (265,200)                --
    Increase in deferred charges and other current assets ....................        (1,476,500)        (2,349,600)
    Decrease (increase) in other assets ......................................           163,200           (177,000)
    Increase (decrease) in accounts payable and accrued liabilities ..........         4,384,400           (788,900)
    Increase in advance deposits and deferred revenue ........................         2,424,200          1,974,900
                                                                                    ------------       ------------
      Total adjustments ......................................................         3,397,400           (670,700)
                                                                                    ------------       ------------
      Net cash provided by continuing operations .............................         4,305,100          1,055,300
                                                                                    ------------       ------------

Cash flow from investing activities:
  Proceeds from dispositions of businesses ...................................                --          3,483,600
  Acquisition of businesses, net of cash acquired ............................        (4,107,600)        (3,069,600)
  Expenditures for property and equipment ....................................          (697,800)          (714,300)
                                                                                    ------------       ------------
      Net cash used in investing activities ..................................        (4,805,400)          (300,300)
                                                                                    ------------       ------------

Cash flow from financing activities:
  Proceeds from borrowings ...................................................                --             73,000
  Net payments on credit lines ...............................................          (270,100)                --
  Purchase of treasury stock .................................................        (1,877,100)        (2,030,900)
  Repayments of borrowings ...................................................        (1,805,800)          (751,300)
                                                                                    ------------       ------------
      Net cash used in financing activities ..................................        (3,953,000)        (2,709,200)
                                                                                    ------------       ------------

Net decrease in cash and cash equivalents ....................................        (4,453,300)        (1,954,200)
Cash and cash equivalents - beginning of period ..............................        12,847,600         15,583,800
                                                                                    ------------       ------------
Cash and cash equivalents - end of period ....................................      $  8,394,300       $ 13,629,600
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

        In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2000, and the results of its operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999, respectively, have been included. Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.


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

        1999

        The Company acquired TBA Merchandising and Design, formerly Karin Glass & Associates, Inc. and affiliated companies, on March 17, 1999 and Mike Atkins Management, Inc. on December 6, 1999.

        Each of these acquisitions has been accounted for under the purchase method of accounting. Operating results of each of these acquisitions are included in the accompanying consolidated statements of operations from their respective acquisition dates. The following Pro Forma Condensed Statements of Operations Data represents the consolidated results of operations for the three and nine months ended September 30, 1999, as if these acquisitions had occurred as of the beginning of 1999. The pro forma results reflect certain adjustments, including amortization of the excess purchase price over fair value of net assets acquired, interest expense on the acquisition debt and adjustments to salaries and ownership distributions to former owners.

                Pro Forma Condensed Statements of Operations Data

                                                       SEPTEMBER 30, 1999
                                                --------------------------------
                                                THREE MONTHS         NINE MONTHS
                                                ------------         -----------
Revenues ................................... .   $17,650,800          $42,711,400
Gross Margin ................................      6,128,100           14,908,400
Income from continuing operations ...........        916,500            1,378,000
Earnings per common share - basic
   Income from continuing operations ........    $      0.11          $      0.16
Earnings per common share - diluted
   Income from continuing operations ........    $      0.11          $      0.16

        The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been completed as of the beginning of 1999 nor are they necessarily indicative of future consolidated results.


3.      NET INCOME PER COMMON SHARE

        The following table sets forth the computation of basic and diluted earnings per common share:

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                                 --------------------------      --------------------------
                                                                    2000            1999            2000            1999
                                                                 ----------      ----------      ----------      ----------
                                                                         (UNAUDITED)                     (UNAUDITED)
Basic earning per share:
Income from continuing operations .........................      $  612,900      $  589,600      $  907,700      $1,246,800
Weighted average common stock outstanding .................       8,004,300       8,497,400       8,116,500       8,522,200
                                                                 ----------      ----------      ----------      ----------
Basic earnings per common stock ...........................      $     0.08      $     0.07      $     0.11      $     0.15
                                                                 ==========      ==========      ==========      ==========


Diluted earnings per common share:
Income from continuing operations .........................      $  612,900      $  589,600      $  907,700      $1,246,800
                                                                 ----------      ----------      ----------      ----------
Weighted average common stock outstanding .................       8,004,300       8,497,400       8,116,500       8,522,200
Additional common stock resulting from dilutive securities:
  Preferred stock .........................................           2,200           2,400           2,200           2,400
  Shares issuable for stock options and warrants ..........           5,500          11,800          14,500          33,700
                                                                 ----------      ----------      ----------      ----------
Common stock and dilutive securities outstanding ..........       8,012,000       8,511,600       8,133,200       8,558,300
                                                                 ----------      ----------      ----------      ----------
Diluted earnings per common share .........................      $     0.08      $     0.07      $     0.11      $     0.15
                                                                 ==========      ==========      ==========      ==========


        Options and warrants to purchase 3,114,000 and 2,034,000 shares of common stock in 2000 and 1999, respectively, were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.


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

     Through December 31, 1999, the Company accounted for the investment using the equity method of accounting. Summary unaudited statements of operations data of Warner/TBA for the three and nine months ended September 30, 1999 are as follows:


                                           THREE MONTHS           NINE MONTHS
                                           ------------           -----------
               Revenues ..................  $2,052,800            $7,231,000
               Net income (loss)..........      12,200               (63,800)

     The following summary balance sheet data of Warner/TBA reflects the assets and liabilities distributed to the Company on January 1, 2000.

                    Current assets...........               $650,700
                    Non-current assets.......                155,900
                    Current liabilities......                242,200


5.   STOCK REPURCHASE PROGRAM

     The board of directors of the Company have authorized the repurchase, at management's discretion, of up to 2,000,000 shares of the Company's common stock until December 31, 2000. The Company's purchases of common stock are recorded as treasury stock and result in a reduction of stockholders' equity. Through December 31, 1999, the Company had repurchased 705,300 shares of common stock, of which 209,800 shares were cancelled. Repurchases of common stock totaled $3,023,600 as of December 31, 1999.

     For the three and nine month periods ended September 30, 2000, the Company had repurchased a total of 179,700 and 463,200 shares of common stock, respectively. Repurchases of common stock totaled $724,500 and $1,877,100 for the three and nine month periods ended September 30, 2000 respectively.

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

In April 1997, the Company acquired its first corporate communications and entertainment company, TBA Entertainment Group Nashville, Inc., formerly Avalon Entertainment Group, Inc. ("AEG"), including a 50% interest in the Warner/TBA (formerly Warner/Avalon) joint venture. In 1998 and 1999, the Company grew its operations through the acquisition of several additional corporate communications and entertainment services, artist management and merchandising businesses, including Titley Spalding & Associates, LLC ("TSA"), TBA Entertainment Group Chicago, Inc., formerly Corporate Productions, Inc. ("CPI"), Corporate Incentives, Inc. ("CII"), TBA Entertainment Group Phoenix, Inc., formerly Image Entertainment Productions, Inc. ("Image"), TBA Entertainment Group Dallas, Inc., formerly Magnum Communications, Inc. ("Magnum"), TKS Marketing, Inc. ("TKS") (collectively, the "1998 Acquisitions"); TBA Merchandising and Design, formerly Karin Glass & Associates, Inc. and affiliated companies (collectively, "KGA") and Mike Atkins Management, Inc. ("Atkins") (collectively, the "1999 Acquisitions"). In 2000, the Company also completed the acquisition of Romeo Entertainment Group, Inc. ("Romeo") and EJD Concert Services, Inc. ("EJD") (collectively, the "2000 Acquisitions").

General

The Company classifies its operations in four major business segments. The Company currently derives a majority of its revenues (58% and 68% for the nine months ended September 30, 2000 and 1999, respectively) from the production of business communications and entertainment events for corporate clients. The Company works with its clients to develop creative programming to deliver messages to the client's targeted audiences. The Company receives a fee for providing these services, which may include developing creative content, designing audio/visual presentations and arranging for live entertainment and related production services, including lights and sound. Revenue is recognized when the services are completed for each event. Costs of producing the events are also deferred until the event occurs.

The remainder of the Company's revenues are generated from event merchandising (12% and 23% of total revenues for the nine months ended September 30, 2000 and 1999, respectively), artist management (4% and 5% of total revenues for the nine months ended September 30, 2000 and 1999, respectively) and entertainment marketing (25% and 3% of total revenues for the nine months ended September 30, 2000 and 1999, respectively). Event merchandising revenue is recognized when the merchandise is shipped or sold to the customer. Cost of sales includes the direct cost of acquiring or producing the merchandise. Artist management revenue, which generally consists of commissions received from artists' earnings, is recognized in the period in which the artist earns the revenue. Generally, there are only minimal direct costs associated with generating artist management revenue. Entertainment marketing revenues and cost of revenues are recognized when the services are completed for each program or, for those programs with multiple events, apportioned to each event and recognized as each event occurs.

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

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Results of operations of each of the 2000 Acquisitions and each of the 1999 Acquisitions are included from the corresponding acquisition dates.

Revenues increased $36,819,300, or 107%, to $71,290,400 in the 2000 period from $34,471,100 in the 1999 period. Of the increase, $18,046,700 came from corporate meeting and entertainment events. Although the number of corporate meeting and entertainment events decreased to 315 in the period from 395 in the 1999 period, the average revenue per event increased to $132,300 in the 2000 period from $59,700 in the 1999 period. The Company continues to aggressively pursue larger corporate meeting and entertainment events with Fortune 1000 companies. In the 2000 period, the Company produced 36 events with revenues in excess of $250,000 compared to 20 such events in the 1999 period.

Entertainment marketing revenues increased $17,110,700 to $17,971,800 for the 2000 period from $861,100 for the 1999 period, due primarily to the 2000 consolidation of Warner/TBA programs, which added approximately $9,061,800 of revenues. In addition, the Company recognized revenues in the fairs and festivals sector, resulting from the acquisitions of Romeo and EJD, which contributed approximately $7,720,400 of revenues.

Event merchandising revenues increased $1,037,600 to $8,830,000 for the 2000 period from $7,792,400 for the 1999 period, due primarily to a full nine months of merchandising activities from the acquisition of KGA, which occurred in March 1999. Artist management revenues increased $624,200 for the 2000 period over the 1999 period, resulting primarily from an increase in the Company's artist roster due to the acquisition of Atkins.

Cost of revenues increased $27,927,200, or 126%, to $50,131,900 for the 2000 period from $22,204,700 for the 1999 period. Cost of revenues, as a percentage of revenues, increased to 70% for the 2000 period from 64% for the 1999 period. The increase in cost of sales is due primarily to the 2000 increase in entertainment marketing activities through the consolidation of Warner/TBA programs and the addition of fairs and festivals, both of which have overall higher cost of sales than the Company's other lines of business. In addition, the company also experienced higher costs of sales in its merchandising activities, resulting from increased revenues in the premiums merchandise business which have higher cost of sales then the event merchandise business.

Cost of sales in the Company's corporate communications and artist management businesses remained relatively consistent between periods.

Selling, general and administrative expenses increased $7,974,200, or 88%, to $17,044,800 for the 2000 period from $9,070,600 for the 1999 period. The increase results primarily from increased personnel and related operating expenses associated with the increased corporate meeting and entertainment business, as well as selling, general and administrative expenses associated with the 1999 Acquisitions, the 2000 Acquisitions and the consolidation of activities previously accounted for by the Warner/TBA joint venture. The increase is further explained by increased personnel and related expenses incurred to develop an administrative and accounting infrastructure to manage the Company's growth during the past year.

Depreciation and amortization expense increased $707,600, or 54%, to $2,025,700 for the 2000 period from $1,318,100 for the 1999 period. The increase results primarily from the amortization of goodwill associated with the 1999 Acquisitions and the 2000 Acquisitions.

For the 1999 period, the Company's 50% joint venture interest in Warner/TBA resulted in a loss of $31,900. Revenues and operating expenses for Warner/TBA in the 1999 period were $7,231,000 and $7,409,000, respectively. As discussed above, in the 2000 period, all programs previously produced by Warner/TBA are now included in the consolidated results of operations of the Company.

For the 2000 period, net interest expense was $109,300 compared to net interest income of $226,600 for the 1999 period. The change is attributable to less interest income earned on decreasing cash balances resulting from cash used for acquisitions, debt repayments and stock repurchases and by increased interest expense associated with outstanding debt related to the 1999 Acquisitions and the 2000 Acquisitions.

The provision for income taxes, as a percentage of income taxes from continuing operations before income taxes, is 54% for the 2000 period compared to 40% for the 1999 period, which reflect statutory tax rates adjusted for estimated book/tax differences. The 2000 rate is higher due to the 1999 use of the last of the Company's operating loss carryforwards available to offset taxable income and to the increase of nondeductible amortization of goodwill from certain of the Company's acquisitions.

Net income from continuing operations decreased $339,100 to $907,700 for the 2000 period from $1,246,800 for the 1999 period due to the reasons described above.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Results of operations of each of the 2000 Acquisitions and each of the 1999 Acquisitions are included from the corresponding acquisition dates.

Revenues increased $19,162,300, or 149%, to $32,020,500 in the 2000 quarter from $12,858,200 in the 1999 quarter. Of the increase, $5,507,100 came from corporate meeting and entertainment events. Although the number of corporate meeting and entertainment events decreased to 98 in the 2000 quarter from 130 in the 1999 quarter, the average revenue per event increased to $144,900 in the 2000 quarter from $66,600 in the 1999 quarter. The Company continues to aggressively pursue larger corporate meeting and entertainment events with Fortune 1000 companies. In the 2000 quarter, the company produced 19 events with revenues in excess of $250,000 compared to 7 such events in the 1999 quarter.

Entertainment marketing revenues increased $13,577,400 to $13,914,300 for the 2000 quarter from $336,900 for the 1999 quarter, due primarily to the 2000 consolidation of the Warner/TBA programs, which added approximately $7,225,200 of revenues. In addition, the Company recognized revenues in the fairs and festivals sector, resulting from the acquisitions of Romeo and EJD, which contributed approximately $6,378,100 of revenues.

Event merchandising and artist management had revenue increases of $9,700 and $60,200, respectively, for the 2000 quarter over the 1999 quarter. The Company continues to search for additional merchandising programs to enhance revenue growth in the event merchandising division. In addition, the Company continues to attract new artists and new artist managers to continue the revenue growth in the artist management division.

Cost of revenues increased $15,828,700, or 201%, to $23,688,400 for the 2000 quarter from $7,859,700 for the 1999 quarter. Cost of revenues, as a percentage of revenues, increased to 74% for the 2000 quarter from 61% for the 1999 quarter. The increase in cost of sales is due primarily to the 2000 increase in entertainment marketing activities through the consolidation of Warner/TBA programs and the addition of fairs and festivals, both of which have overall higher cost of sales than the Company's other lines of business. In addition, the Company also experienced higher costs of sales in its merchandising activities, resulting from increased revenues in the premiums merchandise business which have higher cost of sales than the event merchandise business.

Selling, general and administrative expenses increased $2,751,500, or 78%, to $6,284,500 for the 2000 quarter from $3,533,000 for the 1999 quarter. The increase results primarily from increased personnel and related operating expenses associated with the increased corporate meeting and entertainment business, as well as selling, general and administrative expenses associated with the 2000 Acquisitions and the consolidation of activities previously accounted for by the Warner/TBA joint venture.

Depreciation and amortization expense increased $240,200, or 52%, to $705,800 for the 2000 quarter from $465,600 for the 1999 quarter. The increase results primarily from the amortization of goodwill associated with the 1999 Acquisitions and the 2000 Acquisitions.

For the 1999 quarter, the Company's 50% joint venture interest in Warner/TBA resulted in a gain of $6,100. Revenues and operating expenses for Warner/TBA in the 1999 quarter were $2,052,800 and $2,092,100, respectively. As discussed above, in the 2000 period all programs previously produced by Warner/TBA are now included in the consolidated results of operations of the Company.

For the 2000 quarter, net interest expense was $3,900 compared to net interest expense of $10,900 for the 1999 quarter.

The provision for income taxes, as a percentage of income taxes from continuing operations before income taxes, is 54% for the 2000 quarter compared to 41% for the 1999 quarter, which reflect statutory tax rates adjusted for estimated book/tax differences. The 2000 rate is higher due to the 1999 use of the last of the Company's operating loss carryforwards available to offset taxable income and to the increase of nondeductible amortization of goodwill from certain of the Company's acquisitions.

Net income from continuing operations increased $23,300 to $612,900 for the 2000 quarter from $589,600 for the 1999 quarter due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position, funding acquisitions and working capital needs from cash reserves and out of operating cash flow. At September 30, 2000, the Company had cash and cash equivalents of $8,394,300 and working capital of $2,905,100, including $3,196,200 of short term borrowings and the current portion of long-term debt. Cash provided by continuing operations was $4,305,100 for the first nine months of 2000 compared to cash provided by continuing operations of $1,055,300 for the first nine months of 1999. The fluctuation in cash provided by continuing operations between the 2000 and 1999 periods primarily reflects the timing of deferred revenue and prepaid expenses associated with programs occurring in following periods.

Cash used in investing activities for the first nine months of 2000 was $4,805,400, resulting primarily from cash used for the Romeo and EJD acquisitions and expenditures for property and equipment. Cash used in investing activities for the first nine months of 1999 was $300,300, resulting primarily from cash received from the sale of discontinued businesses, offset by cash used for the KGA acquisition and expenditures for property and equipment.

Cash used in financing activities for the first nine months of 2000 was $3,953,000, resulting primarily from the repayment of borrowings and the purchase of treasury stock. Cash used in financing activities for the first nine months of 1999 was $2,709,200, resulting primarily from the purchase of treasury stock and the repayment of borrowings.

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

The Company used a portion of the proceeds from the sale of these operations to fund part of the purchase of AEG in 1997, the 1998 Acquisitions, the 1999 Acquisitions and the 2000 Acquisitions. The remainder of the purchase prices of these acquisitions was funded through the issuance of common stock of the Company and debt. The acquisition notes are payable in various installments of principal plus accrued interest at 8% through April 2005.

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

                                     PART II

                                OTHER INFORMATION

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of TBA Entertainment Corporation was held on August 8, 2000. The stockholders approved the following proposals:

1. To elect eight directors to serve until the next annual meeting of stockholders and until their respective successors shall have been duly elected and qualified.

     Director                        For               Withheld
     --------                        ---               -------
     Frank Bumstead                6,350,756           613,550
     Charles Flood                 6,350,756           613,550
     Joseph C. Galante             6,350,756           613,550
     W. Reid Sanders               6,350,756           613,550
     S. Herbert Rhea               6,349,756           614,550
     Frank McKinnie Weaver         6,350,756           613,550
     Thomas J. Weaver, III         6,350,756           613,550
     Kyle Young                    6,350,756           613,550

1.   To approve the TBA Entertainment Corporation 2000 Stock Option Plan.


     For                           Against            Abstain
     --------                      -------            -------
     6,223,640                      725,841             14,825


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) Exhibits:

                NUMBER           DESCRIPTION OF DOCUMENT
                ------           -----------------------
                2.1(1)       --  Merger Agreement between TBA Entertainment
                                 Corporation and Avalon Acquisition Corp., Inc.
                                 and Avalon Entertainment Group, Inc.

                2.2(2)       --  Purchase Agreement between TBA Entertainment
                                 Corporation, Titley Spalding & Associates, LLC,
                                 Clarence Spalding and Robert R. Titley dated
                                 June 18, 1998.

                2.3(3)       --  Purchase Agreement between TBA Entertainment
                                 Corporation and SFX Entertainment, Inc. and AWC
                                 Acquisition Corp. dated May 13, 1998.

                2.4(4)       --  Stock Purchase Agreement between TBA
                                 Entertainment Corporation, Magnum
                                 Communications, Inc, William R. Cox, Gary A.
                                 Larr, Charles A. Barry and Lon M. Hudman dated
                                 October 15, 1998.

                2.5(5)       --  Merger Agreement among TBA Entertainment
                                 Corporation, CPI Acquisition Corp., Inc.,
                                 Richard S. Smith, Richard W. Perry, Pamela J.
                                 Furmanek and Corporate Productions, Inc. dated
                                 August 11, 1998.

                2.6(6)       --  Stock Purchase Agreement among TBA
                                 Entertainment Corporation, Kenneth C. Koziol
                                 and Image Entertainment Productions dated
                                 September 15, 1998.

                2.7(7)       --  Stock Purchase Agreement among TBA
                                 Entertainment Corporation, Karin Glass &
                                 Associates, Inc., Ink Up, Inc., KGA, Inc.,
                                 Karin Glass and Kenneth Glass dated March 18,
                                 1999.

                3.1(8)       --  Certificate of Incorporation of the Company.

                3.2(9)       --  Bylaws of the Company.

                4.1(10)      --  Specimen Common Stock Certificate.

                4.2(11)      --  Article IX of the Certificate of Incorporation
                                 of the Company (included in Exhibit 3.1).

                4.3(12)      --  Certificate of Designation of Series A
                                 Convertible Preferred Stock of the Company.

                4.4(13)      --  Specimen Warrant Certificate.

               10.1(14)      --  Purchase and Sale Agreement between TBA
                                 Entertainment Corporation and Vail Summit
                                 Resorts, Inc. dated July 10, 1998.

               10.2(15)      --  Employment Agreement dated as of January 1,
                                 1994 between the Company and Thomas Jackson
                                 Weaver III.

               10.3(16)      --  Employment Agreement dated as of January 1,
                                 1994 between the Company and Prab Nallamilli.

               10.4(17)      --  Stock Purchase Warrant dated February 24, 1994
                                 between the Company and Yee, Desmond, Schroeder
                                 & Allen, Inc.

               10.5(18)      --  Form of Indemnification Agreement between the
                                 Company and each of the directors and executive
                                 officers.

               10.6(19)      --  TBA Entertainment Corporation 1995 Stock Option
                                 Plan.

               10.7(20)      --  Form of Stock Option Agreement for options
                                 granted under the 1995 Stock Option Plan.

               10.8(21)      --  TBA Entertainment Corporation 1997 Stock Option
                                 Plan.

               10.9(22)      --  Form of Stock Option Agreement for options
                                 granted under the 1997 Stock Option Plan.

              10.10(23)      --  Representative's Warrant Agreement dated April
                                 23, 1996 between the Company and H.J. Meyers &
                                 Co., Inc.

              10.11(24)      --  Warrant Agreement dated April 23, 1996 among
                                 the Company, H.J. Meyers & Co., Inc. and
                                 American Stock

                NUMBER           DESCRIPTION OF DOCUMENT
              ---------          -----------------------
                                 Transfer & Trust Company.

              10.12(25)      --  Registration Rights Agreement between the
                                 Company, Robert E. Geddes, Greg M. Janese,
                                 Thomas Miserendino, Brian K. Murphy and Marc W.
                                 Oswald.

              10.13(26)      --  Consulting Agreement between Avalon
                                 Entertainment Group, Inc. and Robert E. Geddes.

              10.14(27)      --  Consulting Agreement between Avalon
                                 Entertainment Group Inc. and Thomas
                                 Miserendino.

              10.15(28)      --  Employment Agreement between Avalon
                                 Entertainment Group, Inc. and Marc W. Oswald.

              10.16(29)      --  Employment Agreement between Avalon
                                 Entertainment Group, Inc. and Greg M. Janese.

              10.17(30)      --  Placement Agent Warrant Agreement between the
                                 Company and Rauscher Pierce Refsnes, Inc.

              10.18 (31)     --  Stock Purchase Agreement among TBA
                                 Entertainment Corporation, Robert Romeo and
                                 Romeo Entertainment Group, Inc. dated November
                                 26, 1999.

             10.19 (32)      --  Stock Purchase Agreement among TBA
                                 Entertainment Corporation, Mike Atkins and Mike
                                 Atkins Management, Inc. dated December 6, 1999.

             10.20 (33)      --  Stock Purchase Agreement among TBA
                                 Entertainment Corporation, EJD Concert
                                 Services, Inc. and the selling shareholders.

             10.21(34)       --  TBA Entertainment Corporation 2000 Stock Option
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



(B)     Form 8-K's filed during the quarterly period ended September 30, 2000:

        None

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Encino, California, on the 14th day of November, 2000.

                                       TBA ENTERTAINMENT CORPORATION

                                       By:  /s/ Thomas Jackson Weaver III
                                          -----------------------------------
                                          Thomas Jackson Weaver III Chairman
                                          of the Board, Chief Executive Officer
                                          and President

                                       By:  /s/ Bryan J. Cusworth
                                          -----------------------------------
                                          Bryan J. Cusworth, Chief Financial
                                          Officer