Form 10-K
period 2000-12-31
TBA ENTERTAINMENT CORP
filed 2001-04-02
CIK 913201

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                     COMMON STOCK, PAR VALUE $0.001 PER SHARE
        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock as reported on March 9, 2001 on the American Stock Exchange was approximately $24,323,700.

        As of March 9, 2001, 7,461,900 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant's 2001 annual meeting of stockholders, have been incorporated by reference in Part III of this report.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

        TBA Entertainment Corporation ("TBA" or the "Company") is a strategic communications and entertainment company that creates comprehensive programs to reach and engage audiences worldwide. Since 1997, TBA has provided a broad range of strategic communications and entertainment services through its four integrated business segments. TBA believes it has a strong presence in each of these very fragmented industries and is building an industry-leading integrated services company. TBA has offices in key markets worldwide to provide local market presence with global impact.

        - Corporate Communications & Entertainment -- Develops and produces strategic communications, entertainment and special event services to corporate clients worldwide.

        - Entertainment Marketing & Special Events - Creates and executes innovative entertainment marketing initiatives including music tours, fairs and festivals, television broadcasts and special events.

        - Artist Management - Develops and implements career strategies and corporate partnerships for some of the most successful artists in the entertainment industry.

        - Event Merchandising - Creates and executes high-impact merchandising programs for entertainment and sporting events, institutional organizations and corporate clients.

        The integration of TBA's four business divisions creates competitive advantages for the Company. TBA believes that while a variety of competitors exist with each of the Company's divisions, none offer the complete scope of services provided by TBA. This intra-company synergy provides TBA's clients with an expanded range of comprehensive services while creating additional sources of revenues and profits for the Company. For example, in producing corporate meetings and entertainment marketing programs, the Company creates opportunities to showcase artist management clients and to provide unique merchandising programs. Providing entertainment marketing programs and incentive merchandising programs for corporate clients conversely provides opportunities to cross-sell client decision makers on other corporate communication and entertainment events.

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

CORPORATE COMMUNICATIONS & ENTERTAINMENT

        The Corporate Communications & Entertainment division is an industry leader in the strategic development and production of innovative business communications, entertainment and special event programs that enable corporate clients to reach and engage targeted internal and business-to-business audiences worldwide. TBA utilizes award-winning creative capabilities and state-of-the-art technology to help corporate clients worldwide deliver targeted messages that educate, inspire and motivate. The Corporate Communications & Entertainment division targets clients with recurring needs for business communications and entertainment services. The Company's client list encompasses a number of industry sectors including telecommunications, information technology, food service, insurance and financial services. Representative clients include BellSouth, SAP, Applied Materials, Microsoft, Motorola, McDonald's Corporation, State Farm Insurance and CIBC.

        The Corporate Communications & Entertainment division specializes in the creative development, design, production and staging of a wide range of internal and business-to-business events including: sales conferences, business meetings and headline entertainment, product introductions, recognition events, shareholder meetings, live network broadcasts and webcasts. TBA believes that it has benefited from the decision by an increasing number of major corporations to outsource their business communications and entertainment needs. TBA produced approximately 433 communication and entertainment events in 2000. The recurring nature of this large number of events serves as a source of more predictable revenues as they occur on a more regular basis. The large number of events also provides opportunities for the Company's other divisions, including corporate event opportunities for TBA's artist management clients and merchandising activities.

        The Corporate Communications & Entertainment division serves its clients from a growing roster of offices nationwide, including Atlanta, Chicago, Dallas, London, Nashville, New York, Phoenix, Salt Lake City and San Diego. These offices were assembled via strategic acquisitions and internal growth over the past three years.

        The Company acquired its first corporate communications and entertainment company in April 1997 with the acquisition of all of the outstanding capital stock of TBA Entertainment Group Nashville, Inc., formerly Avalon Entertainment Group, Inc. ("AEG"), with offices in Nashville and San Diego. In 1998, the Company acquired all of the outstanding capital stock of TBA Entertainment Group Chicago, Inc., formerly Corporate Productions, Inc. ("CPI"), a Chicago-based company, TBA Entertainment Group Phoenix, Inc., formerly Image Entertainment Productions, Inc. ("Image"), a Phoenix-based company, and TBA Entertainment Group Dallas, Inc., formerly Magnum Communications, Inc. ("Magnum"), with offices in Dallas and Salt Lake City. In 1999, the Company also opened offices in Atlanta and New York to service its growing client list.

        With the completion of the acquisitions and internal growth described above, TBA delivers a full range of strategic communications and entertainment services to its clients. The Corporate Communications & Entertainment division emphasizes the coordination and allocation of resources and services between the division's offices. TBA has long-standing relationships with freelance contractors in various production, technical and creative disciplines, and supplements its full-time staff with independent contractors where needed.

        The Company believes, based on its experience, that the corporate communications and entertainment industry is highly fragmented. Further, the Company believes that many of its competitors consist of a number of small, primarily regional companies that provide only a limited range of services. However, the Company believes that there are other competitors who have been in business longer and have larger staffs and whose business, like the Company's, is full service in scope. The most important competitive factors include creative and production capabilities, quality and price. The Company believes that it can compete successfully in this market by utilizing the Company's production capabilities and existing entertainment relationships to produce an exceptional event. TBA's commitment to providing exceptional events has developed a loyal client base. The Company also competes with in-house corporate communications staffs of existing and potential clients and with staffs of hotel and convention centers.

        Because of the highly fragmented nature of the corporate communications and entertainment industry, the Company believes that there are a number of acquisition opportunities available to the Company. The Company believes, based on its experience with past acquisitions, that some portion of the small, regional, limited-services companies would welcome the opportunity to provide a full range of corporate communications and entertainment services that would result from an association with the Company.

ENTERTAINMENT MARKETING & SPECIAL EVENTS

        The Entertainment Marketing & Special Events division links global business with popular culture through the development, marketing and production of consumer-focused entertainment events, music marketing initiatives, concert tours, television broadcasts, recorded music products and brand building initiatives. This division continually forges new ways for clients to reach their audiences and realize their marketing objectives. The Entertainment Marketing & Special Events division specializes in the creative development, design, production and execution of a broad range of marketing initiatives that may include: national music tours, fairs and festivals, lifestyle events, nationally syndicated radio programs, satellite media tours, network television broadcast specials, point of purchase campaigns, premium/incentive programs, brand imaging campaigns, sponsorship fulfillment, web casts, experiential branding initiatives and consumer/trade promotions.

        TBA provides companies with the power to reach and engage their customers in a fresh, contemporary manner utilizing relevant programming and experiential branding techniques to integrate their company or brand into the lifestyle of their consumers. The Entertainment Marketing & Special Events division seeks to develop music-marketing programs that appeal to highly focused demographic segments. In addition, corporations are increasingly utilizing entertainment personalities as advertising tools, having recognized the effectiveness of concert/tour sponsorship as a cost-effective means to reach a target audience. The Company has produced sponsored music-marketing tours for clients that include General Motors, MarsMusic and Red Lobster. In addition, the Company has produced major television broadcast events and specials including Music in High Places for RadioShack and MSN on DirecTV, Turner Sports 1998 Goodwill Games Opening Celebration on CBS, NASCAR Rocks on TNN, Blockbuster RockFest on MTV, as well as pay-per-view broadcasts for Viewer's Choice, DirecTV and Primestar. TBA produced entertainment marketing special events including "The Show" at the NBA All-Star Weekend, produced for TNT and the NBA, NFL on TNT Tailgate Party and the Montreux Jazz Festival in New York City. In 2000 and 1999, the Company produced the proprietary event RockFest in conjunction with Hard Rock Cafe. RockFest counted the Oldsmobile "Alero," Circuit City and the Discover Card, among others, as corporate sponsors. The Entertainment Marketing & Special Events division also provides unique opportunities for the Company to showcase artist management clients and to develop high-impact merchandising programs to complement the overall marketing program. In addition, relationships with corporate sponsors also create opportunities to sell corporate communications and entertainment services to an expanded client base.

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

        Prior to the year 2000, the Company operated the Entertainment Marketing & Special Events division both for its own account and through joint venture arrangements, including Warner/TBA, a strategic joint venture between Time Warner's Warner Custom Music Group ("Warner") and TBA. The Company's 50% interest in Warner/TBA was acquired as part of the acquisition of AEG in April 1997. Although the formal joint venture arrangement reached the end of its term in December 1999, TBA continued to execute programs in 2000 that were developed by Warner/TBA.

        TBA has made two strategic acquisitions in the past three years, increasing the Company's competitive position in the entertainment marketing industry. In December 1998, the Company acquired all of the outstanding capital stock of TKS Marketing, Inc., which specializes in sponsorship fulfillment. In February 2001, the Company acquired Moore Entertainment, Inc., a producer of some of the country's most successful music tours and corporate sponsored events.

        In January 2000, the Company became a leader in the strategic development and production of a broad range of entertainment programs, national sponsorship initiatives and seasonal programming for many of the country's largest fairs, festivals and rodeos when it acquired all of the outstanding common stock of Romeo Entertainment Group, Inc. ("Romeo"). In March 2000, the Company added the fairs and festivals business of EJD Concert Services ("EJD"). Combined, these programs reach over 17 million consumers annually. The Company believes that the fairs and festivals industry is in the midst of rapid change. Together with Romeo and EJD, the Company believes that it will have a tremendous opportunity to help shape the future of the fairs and festivals industry. The Company believes that there are a number of other acquisition opportunities available to the Company to add additional fairs and festivals businesses.

ARTIST MANAGEMENT

        The Artist Management division develops and implements career strategies for music industry artists, including high-profile artists such as Brooks & Dunn, Kathy Mattea, Chely Wright, Nine Days and Jaci Velasquez. The Company, as a leader in the production of corporate communications and entertainment programs, entertainment marketing initiatives, special events sponsorship procurement and merchandising of entertainment and sporting events, is uniquely positioned to create opportunities for artists. Management believes that the Company's familiarity with all facets of the entertainment industry enables it to help artists create and capitalize on opportunities. With its expertise in concert production and corporate entertainment events and its relationships with venue managers, outside concert promoters, broadcasting executives and other industry professionals, management believes that the Company is uniquely positioned to offer services, which can significantly enhance the careers of its clients. The Company develops long-term career strategies and represents music industry artists in the negotiation of recording, touring, merchandising and performance contracts. Using these integrated resources, the Artist Management team is unified around the strategy of creating long-term, sustained success for the Company's artist management clients.

        The Company has made two strategic acquisitions over the past three years in assembling the Artist Management Division. In June 1998, the Company acquired all of the equity interests in Titley Spalding & Associates LLC, which currently manages Brooks & Dunn, Kathy Mattea and Chely Wright, among others. In December 1999, the Company acquired Mike Atkins Management, Inc.

("Atkins"), one of the largest artist management companies serving contemporary Christian music. Atkins manages Christian music artists including Point of Grace and Jaci Velasquez, among others. In 2000, the Company added additional artist managers, representing artists such as Nine Days and World Classic Rockers. The Company continued its growth in January 2001, with the addition of an artist manager in London, who manages Foreigner and UB40, among others.

        The Company believes that the artist management industry is highly-fragmented and its competitors consist primarily of small independent artist managers with a limited roster of clients, although there are several participants in the industry that have capabilities and resources comparable to and, in certain respects, greater than those of the Company. Because of the highly fragmented nature of the artist management industry, the Company believes that there are a number of acquisition opportunities available to the Company, both within the country music genre as well as in other music genres, including pop and rock.

EVENT MERCHANDISING

        The Event Merchandising division develops and executes merchandising programs for entertainment and sporting events, institutional organizations and corporate clients. This division creates, designs, and executes merchandising programs as well as promotional and for-sale items. As a leader and innovator in the industry, TBA has created and executed exclusive merchandising programs for a broad range of events. These events include the Olympic games, the world's premier sporting event, the Association of Volleyball Professionals, the world's premier men's beach volleyball tour, U.S. Women's Figure Skating Championship, and the Ericsson Open Tennis Tournament, a world-class tennis championship.

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

        The Company has made three strategic acquisitions over the past four years in assembling its Event Merchandising division. In July 1997, the Company acquired 51% of Eric Chandler Merchandising, Inc. ("ECM"). ECM, a Los Angeles-based company, specializes in executing merchandising for large-scale entertainment and sporting events, such as the 1996 Summer Olympic Games in Atlanta, Georgia. The remaining 49% of ECM was acquired by TBA in May 1998. In August 1998, the Company acquired all of the outstanding stock of Corporate Incentives, Inc. ("CII"), in connection with its acquisition of CPI. CII implements corporate merchandising programs. In March 1999, the Company acquired all of the outstanding stock of Karin Glass & Associates, Inc. and affiliated companies, which were later merged and renamed TBA Merchandising, Inc. ("Merch"). Merch, an Indianapolis-based company, is a full-service merchandising company specializing in merchandise design, production and fulfillment.

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

        The Company utilized a portion of the $24 million of proceeds (before applicable transaction costs) from the sale of these assets to fund its growth strategy in 1998, 1999, 2000, and in January 2001.

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

EMPLOYEES

        As of December 31, 2000, the Company had approximately 210 full-time and part-time employees. It is the Company's intention to manage its growth consistent with its ability to attract and retain qualified employees to manage its operations. Over the course of any given event or program, the Company evaluates the production personnel requirements and determines the extent to which it must supplement its available employee base with the use of independent contractors or part-time employees. The Company believes that its relationship with its employees and independent contractors is good.

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

        The Company and/or its subsidiaries have entered into lease agreements with respect to leased office space in numerous cities in which the Company operates. These leases expire at various dates through September 2006. The Company's wholly-owned subsidiary,

TBA Entertainment Group Dallas, Inc., owns the building in which its offices and production facilities are located, as well as certain vacant land adjacent to such building. The building is encumbered with an approximately $245,000 first lien mortgage indebtedness.

        TBA believes that the properties and facilities it owns or leases are suitable and adequate for the Company's current business and operations. The Company anticipates that as it expands, it will require additional office space to support such growth and believes that suitable space will be available as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

        On July 31, 1997, the Company acquired a 51% partnership interest in the Irvine Meadows Amphitheater Partnership, a California general partnership, which owned and managed the Irvine Meadows Amphitheater in Irvine, California. The Company acquired such 51% partnership interest from a corporate affiliate of a member of the Board of Directors of the Company (the "Seller"). In order to effectuate such sale, the Seller affiliate acquired an aggregate 49% partnership interest in the Irvine Meadows Amphitheater Partnership from two of its existing partners. On October 23, 1998, the two partners that sold their partnership interests to the Seller, along with their controlling shareholders (collectively, the "Plaintiffs"), filed a complaint in the Los Angeles Superior Court against the Company and the Seller. Certain other defendants were also named in the complaint. In such complaint, the Plaintiffs allege that, in connection with their sale, the Seller breached certain contractual obligations, breached his fiduciary duty to them as partners, and fraudulently induced them to sell their respective partnership interests. The Plaintiffs further allege that the Company aided and abetted the alleged breach of fiduciary duty and the fraud in the inducement. The Company denies all of the allegations and is vigorously defending this action. A state court in California has ruled that this litigation is to be settled by binding arbitration. An arbitrator has been assigned to the case, and pre-arbitration discovery is continuing. Management does not believe that the outcome of this litigation will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        (a) The Common Stock is listed for trading on The American Stock Exchange under the symbol "TBA". Prior to December 26, 2000, the Common Stock was quoted on the Nasdaq National Market under the symbol "TBAE." On March 9, 2001, the last reported sale price of the Common Stock was $3.95 per share. The following table sets forth the range of high and low sales prices of the Common Stock as reported on the American Stock Exchange and the range of high and low bid prices of the Common Stock as reported by the Nasdaq National Market during each quarterly period within the two most recent fiscal years.

                         HIGH              LOW
                       --------         --------
2000
  First Quarter        $   5.38         $   3.88

  Second Quarter           4.75             3.56

  Third Quarter            4.44             3.56

  Fourth Quarter           4.50             3.38

1999

  First Quarter        $   5.31         $   3.88

  Second Quarter           4.94             3.88

  Third Quarter            4.50             3.88

  Fourth Quarter           5.50             3.94

        (b) The approximate number of holders of record of Common Stock on March 9, 2001 was 162.

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

ITEM 6. SELECTED FINANCIAL DATA

STATEMENTS OF OPERATIONS DATA (1):                     2000             1999             1998             1997             1996
                                                   ------------     ------------     ------------     ------------     ------------
Revenues                                           $ 89,031,900     $ 48,163,900     $ 27,272,700     $  6,437,100     $         --
Costs related to revenues                            62,123,900       31,863,400       18,468,700        4,705,600               --
                                                   ------------     ------------     ------------     ------------     ------------
Gross profit margin                                  26,908,000       16,300,500        8,804,000        1,731,500               --
Selling, general and administrative expenses         23,313,100       12,962,600        6,969,000        1,888,600          302,000
Depreciation and amortization                         2,794,000        1,790,300          679,400          148,900            1,400
Minority interest                                            --               --          (36,000)              --               --
Equity in income of Joint Venture and other income     (272,700)        (173,000)        (343,700)         (78,900)              --
Net interest expense (income)                           172,300         (266,200)        (144,500)         153,000              700
                                                   ------------     ------------     ------------     ------------     ------------
Income (loss) from continuing operations
     before income taxes                                901,300        1,986,800        1,679,800         (380,100)        (304,100)
Provision for income taxes                             (800,000)        (790,000)        (189,700)              --               --
                                                   ------------     ------------     ------------     ------------     ------------
Income (loss) from continuing operations                101,300        1,196,800        1,490,100         (380,100)        (304,100)
Income (loss) from discontinued operations                   --          329,200        1,180,900          782,400       (2,823,200)
                                                   ------------     ------------     ------------     ------------     ------------
Net income (loss)                                  $    101,300     $  1,526,000     $  2,671,000     $    402,300     $ (3,127,300)
                                                   ============     ============     ============     ============     ============

EBITDA (2)                                         $  3,867,600     $  3,510,900     $  2,214,700     $    (78,200)    $   (302,000)
                                                   ============     ============     ============     ============     ============

Income (loss) from continuing
   operations - basic                              $       0.01     $       0.14     $       0.19     $      (0.07)    $      (0.09)
Income (loss) from continuing
   operations - diluted                            $       0.01     $       0.14     $       0.18     $      (0.06)    $      (0.09)
Weighted average common stock
   outstanding - basic                                8,055,100        8,495,200        7,851,600        5,680,300        3,575,900
Weighted average common stock
   outstanding - diluted                              8,070,000        8,540,000        8,243,500        6,324,600        3,575,900

BALANCE SHEET DATA (1):

Working capital (3)                                $    281,300     $  7,838,600     $ 12,381,900     $  1,122,000     $         --
Goodwill, net                                        25,750,500       19,383,700       16,008,600        3,494,100               --
Net assets of discontinued operations                        --           54,100        2,552,000       20,273,000       11,797,662
Total assets                                         40,332,500       43,149,500       40,445,200       27,401,600       13,428,200
Long-term debt (4)                                    4,429,400        3,719,600        4,755,700        2,036,700               --
Treasury stock                                       (5,500,700)      (2,062,100)        (724,500)              --               --
Stockholders' equity                                 25,242,500       27,858,800       28,515,700       20,720,400       12,213,300

(1) Prior to 1998, the Company acquired and operated certain businesses that were sold in 1998. The sale of these businesses has resulted in the reclassification of the operating results and net assets and liabilities of these businesses to discontinued operations for all periods presented.

(2) EBITDA is earnings from continuing operations before interest income and expense, income taxes and depreciation and amortization. EBITDA is presented supplementally because management believes it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance or liquidity as promulgated under accounting principles generally accepted in the United States (such as net income or cash provided by or used in operating, investing or financing activities), nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

(3) Working capital represents total current assets (excluding net short-term assets of discontinued operations) less total current liabilities (excluding net short-term liabilities of discontinued operations).

(4) Long-term debt excludes notes payable and current portion of long-term debt totaling $3,423,500, $3,328,000, and $759,600 as of December 31, 2000, 1999
     and 1998, respectively.

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

In April 1997, the Company acquired its first corporate communications and entertainment company, TBA Entertainment Group Nashville, Inc., formerly Avalon Entertainment Group, Inc. ("AEG"), including a 50% interest in the Warner/TBA (formerly Warner/Avalon) joint venture. In 1998, the Company grew its operations through the acquisition of several additional corporate communications and entertainment services businesses, including Titley Spalding & Associates, LLC ("TSA"), TBA Entertainment Group Chicago, Inc., formerly Corporate Productions, Inc. ("CPI"), Corporate Incentives, Inc. ("CII"), TBA Entertainment Group Phoenix, Inc., formerly Image Entertainment Productions, Inc. ("Image"), TBA Entertainment Group Dallas, Inc., formerly Magnum Communications, Inc. ("Magnum"), and TKS Marketing, Inc. ("TKS") (collectively, the "1998 Acquisitions"). In 1999, the Company also completed the acquisition of Karin Glass & Associates, Inc. and affiliated companies, later renamed TBA Merchandising, Inc. (collectively, "Merch") and Mike Atkins Management, Inc. ("Atkins") (collectively, the "1999 Acquisitions"). In 2000, the Company completed the acquisitions of Romeo Entertainment Group, Inc. ("Romeo") in January and of EJD Concert Services, Inc. ("EJD") in March (collectively, the "2000 Aquisitions"). In February 2001, the Company also completed the acquisition of Moore Entertainment, Inc. ("Moore").

General

The Company classifies its operations into four major business segments. See
Note 11 to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for summarized financial information concerning the Company's reportable segments.

The Company continues to derive a majority of its revenues (62%, 71%, and 86% for the years ended December 31, 2000, 1999 and 1998, respectively) from the production of business communications and entertainment events for corporate clients. The Company works with its clients in the strategic development and production of innovative business communications, entertainment and special event programs that enable the client to reach and engage targeted internal and business-to-business audiences. The Company receives a fee for providing these services, which may include developing creative content; designing audio/visual presentations and arranging for live entertainment and related production services. Typically, the Company receives the majority of its fees prior to the start of the event. These amounts are recorded as deferred revenue until the date of the event. Revenue is recognized when the services are completed for each event. Costs of producing the events are also deferred until the event occurs.

The remainder of the Company's revenues are generated from entertainment marketing (22%, 3%, and 3% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively), event merchandising (12%, 20%, and 5% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively), and artist management (4%, 6%, and 6% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively).

Beginning in the year 2000, the Company began recognizing all revenues and expenses associated with entertainment marketing programs that were previously executed by the Warner/TBA joint venture. In addition, the Company expanded into the fairs and festivals business with the January 2000 acquisition of Romeo and the March 2000 addition of EJD. Accordingly, the Company experienced a significant increase in entertainment marketing revenue, as a percent of total Company revenue, in the year 2000. Entertainment marketing revenues and cost of revenues are recognized when the services are completed for each program or, for those programs with multiple events, apportioned to each event and recognized as each event occurs. Event merchandising revenue increased dramatically in 1999 as a result of the acquisition of KGA in March 1999. Event merchandising revenue is recognized when the merchandise is shipped or sold to the customer. Cost of sales includes the direct cost of acquiring or producing the merchandise. Artist management revenue, which generally consists of commissions received from artists' earnings, is recognized in the period in which the artist earns the revenue. There are generally only minimal direct costs associated with generating artist management revenue.

Discontinued Operations

Prior to 1998, the Company acquired and operated certain businesses that were sold in 1998. These businesses included the Nashville Country Club Restaurant, the Village at Breckenridge Resort and a 51% controlling interest in AWC. In accordance with accounting principles generally accepted in the United States, the sale of these businesses has resulted in the reclassification of the operating results of these businesses to discontinued operations for all periods presented. Operating results of these businesses and other information for discontinued operations appear in the notes to consolidated financial statements captioned "Dispositions" (Note 7).

Results of Operations for the years ended December 31, 2000 and 1999

For the 2000 period, results of operations of Romeo and EJD are included from their respective acquisition dates. Results of operations of each of the 1999 Acquisitions are included from the corresponding acquisition dates in 1999.

Revenues increased $40,868,000, or 85%, to $89,031,900 for 2000 from $48,163,900 for 1999. The Corporate Communications & Entertainment division increased its revenues $21,075,800, or 62%, from 1999 to 2000. The increase is attributable to an increase in the average revenue per event, offset by a decrease in the actual number of events produced. This division produced 433 corporate meeting production and entertainment events in 2000, compared to 583 events in 1999. However, the average revenue per event increased dramatically to $127,600 per event for 2000, compared to $58,600 per event for 1999. The Company continues to expand its sales force and aggressively pursue larger corporate entertainment and meeting events with Fortune 1000 companies. In addition, the Company has been successful in expanding its relationships with its existing client base. In 2000, the Company produced 48 events with revenues in excess of $250,000, versus 28 such events in 1999.

The Entertainment Marketing and Special Events division increased its revenues $18,208,900, from 1999 to 2000. $8,384,400 of the increase is attributable to the Company's expansion into the fairs and festivals business through the acquisitions of Romeo and EJD in 2000. In addition, the Company recognized $8,864,800 of revenues in 2000 from programs previously produced by the Warner/TBA joint venture. Prior to 2000, the Company accounted for the Warner/TBA joint venture on the equity method of accounting. The remaining increase is attributable to commissions generated on sponsorship sales, primarily from the Earth Escapes, LLC, which was formed in 2000.

The Event Merchandising division increased its revenues $946,400, or 10%, from 1999 to 2000. The increase is primarily attributable to increased sales of promotional items, offset by a decrease in event merchandise sales. The Artist Management division increased its revenues $636,900, or 22%, from 1999 to 2000. The increase is primarily attributable to the acquisition of Atkins in December 1999.

Cost of revenues increased $30,260,500, or 95%, to $62,123,900 for 2000 from $31,863,400 for 1999. The increase is attributable to the overall increase in revenues across all four business segments from 1999 to 2000. Cost of revenues, as a percentage of revenues, increased, resulting in a decrease in gross profit margin to 30% for 2000 from 34% in 1999. The decrease is primarily attributable to lower gross profit margins generated by programs developed by the Warner/TBA. As part of the termination of the Warner/TBA joint venture in December 1999, TBA agreed to complete production of a number of large-scale entertainment marketing programs in 2000. While the Company was able to control expenses, these programs resulted in low gross profit margins due to lower than expected revenues generated by the events. The Company also experienced a decrease in gross margin in the Event Merchandising division primarily due to increased sales of lower-margin promotional items and lower margins on event sales.

Selling, general and administrative expenses increased $10,350,500, or 80%, to $23,313,100 for 2000 from $12,962,600 for 1999. The overall increase in selling, general and administrative expenses is attributable to increased personnel and operating expenses associated with the overall increase in revenues across all four business segments from 1999 to 2000, including the acquisitions of Atkins in December 1999 and Romeo and EJD in 2000. In addition, the Company continued to add personnel to its sales force and artist manager ranks in 2000, with the intention that these additions will generate revenues beginning in 2001. The increase in 2000 is further explained by a full year of personnel and related expenses incurred to develop an administrative and accounting infrastructure to manage the Company's growth. However, selling, general and administrative expenses, as a percentage of revenues, decreased to 26% in 2000 from 27% in 1999, as the Company began to leverage fixed office and administrative costs over increased revenues.

Depreciation and amortization expense increased $1,003,700, or 56%, to $2,794,000 for 2000 from $1,790,300 for 1999. The increase results primarily from the amortization of goodwill associated with the 2000 Acquisitions and the 1999 Acquisitions. Amortization of goodwill totaled $1,885,500 in 2000, as compared to $1,193,200 for 1999. The remainder of the increase is attributable to increased depreciation on asset additions, primarily computer and office equipment.

In 2000, the Company entered into a limited liability company agreement, Earth Escapes LLC, which provided for the Company to receive a percentage of the gross revenues, as defined, of the limited liability company. For the year 2000, the Company recognized $272,700 of income from this arrangement. In 1999, equity income from AEG's 50% joint venture interest in Warner/TBA was $173,000. Effective December 31, 1999, the formal joint venture agreement with Warner reached the end of its term. In 1999, the Company recognized a gain of $250,000 related to the distribution of the net assets of Warner/TBA, which amount is included in Equity in income of Joint Venture in the accompanying consolidated statements of operations.

For 2000, net interest expense was $172,300 versus net interest income of $266,200 for 1999. The change is attributable primarily to increased outstanding debt associated with the 1999 Acquisitions and 2000 Acquisitions and lower interest income from decreasing cash balances resulting from the use of cash for investing and financing activities.

The provision for income taxes, as a percentage of income from continuing operations before income taxes, was 89% for 2000 compared to 40% for 1999 and reflects statutory tax rates adjusted for estimated permanent book/tax differences. The primary reason contributing to the increase in the provision for taxes over statutory tax rates is the non-deductibility for tax purposes of a portion of the Company's goodwill amortization expense.

Results of Operations for the years ended December 31, 1999 and 1998

For the 1999 period, results of operations of Merch and Atkins are included from their respective acquisition dates. For the 1998 period, results of operations of each of the 1998 Acquisitions are included from the corresponding acquisition dates in 1998.

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

Event merchandising revenue increased $8,292,800 for the 1999 period from the 1998 period, due to the addition of merchandising activities through the acquisition of Merch in March 1999. Merch produces and sells merchandise for a number of large sporting events and corporate fulfillment programs. Revenue from the artist management division increased $1,155,000 in 1999. The increase results primarily from a full year of revenues from TSA, which was acquired in June 1998. The remaining revenue increase of $730,600 results from a full year of revenues from TKS, which was acquired in December 1998 and from revenues generated by the For the Record program.

Cost of revenues increased $13,394,700, or 73%, to $31,863,400 for 1999 from $18,468,700 for 1998. The increase resulted primarily from the production of additional corporate entertainment and meeting planning events and the addition of merchandising activities discussed above. Cost of revenues, as a percentage of revenues, decreased, resulting in an increase in gross profit margin to 34% for 1999 from 32% for 1998. The increase was due to improved profit margins related to corporate communications and entertainment events for 1999 as compared to 1998, increased revenues from artist management, which typically have minimal direct costs as a percentage of revenue, and improved profit margins in event merchandising resulting from the acquisition of Merch in March 1999.

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

Depreciation and amortization expense increased $1,110,900, or 164%, to $1,790,300 for 1999 from $679,400 for 1998. The increase results primarily from the amortization of goodwill associated with the 1999 Acquisitions and the 1998 Acquisitions. The Company expects that depreciation and amortization expense will continue to increase in the year 2000 as a result of amortization expense associated with the Atkins acquisition in December 1999 and the Romeo acquisition in January 2000.

Equity income from AEG's 50% joint venture interest in Warner/TBA decreased to income of $173,000 for 1999 from income of $343,700 for 1998. Revenues for Warner/TBA decreased $673,900, or 8%, to $8,178,600 for 1999 from $8,852,500 for
1998. Operating costs of Warner/TBA, including general and administrative expenses, increased $167,600, or 2%, to $8,332,600 for 1999 from $8,165,000 for
1998. Net income for Warner/TBA decreased to a loss of $154,000 in 1999 from a profit of $687,500 in 1998, due to higher talent costs associated with a major client tour, the cancellation of the NBA All-Star Game in 1999 and lower than expected sales for the June 1999 RockFest. Effective December 31, 1999, the formal joint venture agreement with Warner reached the end of its term. Beginning in the year 2000, the Company recognized 100% of the revenues and expenses associated with programs previously recorded by Warner/TBA. In addition, in 1999, the Company recognized a gain of $250,000 related to the distribution of the net assets of Warner/TBA.

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

The provision for income taxes, as a percentage of income from continuing operations before income taxes, is 40% for the 1999 period compared to 11% for 1998, and reflects statutory tax rates adjusted for estimated permanent book/tax differences. The 1998 tax provision was positively impacted by the utilization of net operating loss carryforwards available to offset taxable income. The Company has utilized substantially all its federal net operating loss carryforwards as of December 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a positive financial position, funding acquisitions and working capital needs from net cash proceeds from discontinued operations and out of operating cash flow. Cash and cash equivalents were $3,750,200 at December 31, 2000 as compared to $12,847,600 at December 31, 1999. Working capital was $281,300 at December 31, 2000, versus $7,892,700 at December 31, 1999. The decrease is primarily attributable to the use of cash reserves to fund the 2000 Acquisitions and the Company's stock repurchase program and to repay outstanding acquisition financing.

Cash provided by operations was $2,058,700, $1,041,400 and $1,476,900 for 2000,
1999 and 1998, respectively. The fluctuation in cash provided by operations between years primarily reflects improved operations in each year, offset by the timing of deferred revenue and prepaid expenses associated with programs occurring in the following year and the collection of accounts receivables and payment of accounts payable and accrued liabilities.

Cash used in investing activities was $5,479,500 and $952,400 in 2000 and 1999, respectively, versus cash provided by investing activities of $15,283,100 in 1998. In 2000, cash was used to acquire Romeo and EJD and to fund additional earn out payments for TSA and TKS. In 1999, cash was used to acquire Merch and property and equipment, offset by the remaining payment of $3,000,000 of proceeds from the sale of the Village at Breckenridge Resort. In 1998, the Company received proceeds from the sale of AWC, the Village at Breckenridge Resort and the Nashville Country Club Restaurant, offset by cash used for the 1998 Acquisitions and expenditures for property and equipment.

Cash used in financing activities was $5,676,600, $2,825,200, and $2,154,800 for 2000, 1999, and 1998, respectively, resulting primarily from the purchase of treasury shares pursuant to the Company's stock repurchase program and the repayment of debt arising from acquisitions.

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

The Company used a portion of the proceeds from the sale of these operations to fund part of the purchase price of AEG in 1997, the 1998 Acquisitions, the 1999 Acquisitions, and the 2000 Acquisitions. In addition, the Company used cash reserves to acquire Moore in 2001. The remainder of the purchase price for these acquisitions was funded through the issuance of common stock of the Company and the issuance of acquisition notes payable. The acquisition notes are payable in various installments of principal plus accrued interest at 8% through April 2005. During 1998 and continuing through a portion of 2003 (the "Earn-out Period"), the sellers of TSA and TKS will be paid additional sales price consideration based on the earnings of TSA and TKS during each of the years in the Earn-out Period, up to a maximum of $6,380,000 additional purchase price. Generally, the additional purchase price for TSA and TKS will be paid 60% in cash and 40% in notes payable which are payable in semi-annual installments with 8% interest over a five-year period.

The Company's board of directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock until December 31, 2000. As of December 31, 2000, the Company had repurchased 1,567,100 shares of common stock pursuant to the stock repurchase program for total consideration of $6,494,500. The Company utilized cash reserves and cash from operations to fund the repurchases of common stock.

The Company expects to continue its aggressive growth strategy in the entertainment industry. The Company anticipates that future business acquisitions made by the Company will be completed through a combination of cash, notes payable issued to the sellers and the issuance of common stock of the Company to the sellers.

The Company believes that cash flow from operations and current cash reserves are adequate to meet its current working capital requirements. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may issue additional equity and debt securities and may incur, from time to time, additional short- and long-term bank indebtedness. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates and general economic conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms acceptable to the Company. To the extent that the Company is able to finance its growth through internal and external sources of capital, the Company intends to continue to grow its operations through additional acquisitions. There can be no assurance that the Company will be able to acquire any additional businesses, that any businesses that are acquired will be or will become profitable or that the Company will be able to integrate effectively any such businesses into its existing operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Impact of Interest Rate Changes

The Company's market risk relates to interest rate exposure on short-term borrowings. The Company does not use financial instruments for trading or other speculative purposes. Borrowings against lines of credit and various bank term loans are at variable interest rates. All other borrowings are at fixed rates. At December 31, 2000, the Company had $1,761,300 on lines of credit and various bank term loans at variable rates ranging from 8.25 percent to 10.5 percent. Management believes that a hypothetical adverse movement in the interest rates of ten percent of such recent rates would not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The following financial statements required by this item are filed herewith:

                                                                                                            PAGE
                                                                                                            ----
Report of Independent Public Accountants                                                                     15

Consolidated Balance Sheets as of December 31, 2000 and 1999                                                 16

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998                   17

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998         18

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998                   19

Notes to Consolidated Financial Statements                                                                   20




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TBA Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of TBA Entertainment Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TBA Entertainment Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

Los Angeles, California
March 14, 2001

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2000 AND 1999


                                                                         2000               1999
                                                                     ------------       ------------
                                            ASSETS
Current assets:
  Cash and cash equivalents                                          $  3,750,200       $ 12,847,600
  Accounts receivable, net of allowance
    for doubtful accounts of $204,600 and $50,000,                      4,476,900          3,593,400
    respectively
  Inventories                                                             401,000            563,300
  Deferred charges and other current assets                             2,313,800          2,425,400
  Net short-term assets from sale of
    discontinued operations                                                    --             54,100
                                                                     ------------       ------------
      Total current assets                                             10,941,900         19,483,800

Property and equipment, net                                             3,112,900          2,937,500

Other assets, net:
  Goodwill                                                             25,750,500         19,383,700
  Investment in Joint Venture                                                  --            588,700
  Other                                                                   527,200            755,800
                                                                     ------------       ------------
      Total assets                                                   $ 40,332,500       $ 43,149,500
                                                                     ============       ============


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                          $  4,919,800       $  3,765,500
   Deferred revenue                                                     2,317,300          4,497,600
   Notes payable and current portion of long term-debt                  3,423,500          3,328,000
                                                                     ------------       ------------
      Total current liabilities                                        10,660,600         11,591,100

Long-term debt, net of current portion                                  4,429,400          3,719,600
                                                                     ------------       ------------
      Total liabilities                                                15,090,000         15,310,700
                                                                     ------------       ------------

Commitments and contingencies (Note 10)

Stockholders' equity:
   Preferred stock, $.001 par value;
       authorized 1,000,000 shares, 2,200 and
       2,600, respectively, of Series A
       convertible preferred stock issued and
       outstanding, total liquidation
       preference $100 and
       $2,100, respectively                                                   100                100
  Common stock, $.001 par value; authorized 20,000,000
       shares, 7,507,600 and 8,218,800 shares outstanding,
       8,857,100 and 8,714,300 shares issued,
       respectively                                                         8,900              8,700
  Additional paid-in capital                                           30,600,700         29,859,900
  Retained earnings                                                       133,500             32,200
  Less treasury stock, at cost, 1,349,500 and 495,500
       shares, respectively                                            (5,500,700)        (2,062,100)
                                                                     ------------       ------------
       Total stockholders' equity                                      25,242,500         27,838,800
                                                                     ------------       ------------
       Total liabilities and stockholders' equity                    $ 40,332,500       $ 43,149,500
                                                                     ============       ============

The accompanying notes are an integral part of these consolidated balance sheets.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------------------------
                                                            2000               1999               1998
                                                        ------------       ------------       ------------
Revenues                                                $ 89,031,900       $ 48,163,900       $ 27,272,700
Costs related to revenues                                 62,123,900         31,863,400         18,468,700
                                                        ------------       ------------       ------------
        Gross profit margin                               26,908,000         16,300,500          8,804,000

Selling, general and administrative expenses              23,313,100         12,962,600          6,969,000
Depreciation and amortization expense                      2,794,000          1,790,300            679,400
Equity in income of Joint Venture and other income          (272,700)          (173,000)          (343,700)
Minority interest                                                 --                 --            (36,000)
Interest expense (income), net                               172,300           (266,200)          (144,500)
                                                        ------------       ------------       ------------
Income from continuing operations
   before income taxes                                       901,300          1,986,800          1,679,800
Provision for income taxes                                  (800,000)          (790,000)          (189,700)
                                                        ------------       ------------       ------------
Income from continuing operations                            101,300          1,196,800          1,490,100
                                                        ------------       ------------       ------------

Discontinued operations (Notes 2 and 7):
Loss from operations, including income
   tax benefit of $189,900 for 1998                               --                 --            (15,600)
Gain on disposition of discontinued operations
   net of income tax expense of  $399,600 for 1999                --            329,200          1,196,500
                                                        ------------       ------------       ------------
Income from discontinued operations                               --            329,200          1,180,900
                                                        ------------       ------------       ------------
Net income                                              $    101,300       $  1,526,000       $  2,671,000
                                                        ============       ============       ============


Earnings per common share - basic:
  Income from continuing operations                     $       0.01       $       0.14       $       0.19
  Income from discontinued operations                             --               0.04               0.15
                                                        ------------       ------------       ------------
Net income per common share - basic                     $       0.01       $       0.18       $       0.34
                                                        ------------       ------------       ------------

Earnings per common share - diluted:
  Income from continuing operations                     $       0.01       $       0.14       $       0.18
  Income from discontinued operations                             --               0.04               0.14
                                                        ------------       ------------       ------------
Net income per common share - diluted                   $       0.01       $       0.18       $       0.32
                                                        ============       ============       ============

 The accompanying notes are an integral part of these consolidated statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                                ADDITIONAL
                                         PREFERRED STOCK                COMMON STOCK             PAID-IN
                                       SHARES        AMOUNT         SHARES        AMOUNT         CAPITAL
                                      --------      --------      ----------      -------      ------------
BALANCES, December 31, 1997            334,300      $ 10,000       7,190,400      $ 7,200      $ 24,892,200

  Issuance of common stock
    warrants                                --            --              --           --           112,800
  Issuance of common stock upon
    acquisitions                            --            --       1,423,300        1,400         5,948,900
  Repurchase of common stock                --            --              --           --                --
  Common stock cancelled                    --            --         (47,700)        (100)         (238,400)
  Conversion of preferred
    stock into common stock           (265,500)       (7,900)        265,500          300             7,600
  Net income                                --            --              --           --                --
                                      --------      --------      ----------      -------      ------------
BALANCES, December 31, 1998             68,800         2,100       8,831,500        8,800        30,723,100

  Issuance of common stock                  --            --           7,200           --            30,000
  Issuance of common stock for
     employee stock purchase plan           --            --              --           --           (13,700)
  Repurchase of common stock                --            --              --           --                --
  Common stock cancelled                    --            --        (190,600)        (200)         (881,500)
  Conversion of preferred
    stock into common stock            (66,200)       (2,000)         66,200          100             2,000
  Net income                                --            --              --           --                --
                                      --------      --------      ----------      -------      ------------
BALANCES, December 31, 1999              2,600           100       8,714,300        8,700        29,859,900

  Issuance of common stock upon
    acquisition                             --            --         142,400          200           749,800
  Issuance of common stock for
     employee stock purchase plan           --            --              --           --            (9,000)
  Repurchase of common stock                --            --              --           --                --
  Conversion of preferred
    stock into common stock               (400)           --             400           --                --
  Net income                                --            --              --           --                --
                                      --------      --------      ----------      -------      ------------
BALANCES, December 31, 2000              2,200      $    100       8,857,100      $ 8,900      $ 30,600,700
                                      ========      ========      ==========      =======      ============

                                       RETAINED                                             TOTAL
                                       EARNINGS              TREASURY STOCK            STOCKHOLDERS'
                                       (DEFICIT)         SHARES          AMOUNT            EQUITY
                                      -----------      ----------      -----------     -------------
BALANCES, December 31, 1997           $(4,164,800)          4,800      $   (24,200)     $ 20,720,400

  Issuance of common stock
    warrants                                   --              --               --           112,800
  Issuance of common stock upon
    acquisitions                               --              --               --         5,950,300
  Repurchase of common stock                   --         239,600         (938,800)         (938,800)
  Common stock cancelled                       --         (47,700)         238,500                --
  Conversion of preferred
    stock into common stock                    --              --               --                --
  Net income                            2,671,000              --               --         2,671,000
                                      -----------      ----------      -----------      ------------
BALANCES, December 31, 1998            (1,493,800)        196,700         (724,500)       28,515,700

  Issuance of common stock                     --              --               --            30,000
  Issuance of common stock for
     employee stock purchase plan              --         (19,200)          79,800            66,100
  Repurchase of common stock                   --         508,600       (2,299,100)       (2,299,100)
  Common stock cancelled                       --        (190,600)         881,700                --
  Conversion of preferred
    stock into common stock                    --              --               --               100
  Net income                            1,526,000              --               --         1,526,000
                                      -----------      ----------      -----------      ------------
BALANCES, December 31, 1999                32,200         495,500       (2,062,100)       27,838,800

  Issuance of common stock upon
    acquisition                                --              --               --           750,000
  Issuance of common stock for
     employee stock purchase plan              --         (15,100)          62,400            53,400
  Repurchase of common stock                   --         869,100       (3,501,000)       (3,501,000)
  Conversion of preferred
    stock into common stock                    --              --               --                --
  Net income                              101,300              --               --           101,300
                                      -----------      ----------      -----------      ------------
BALANCES, December 31, 2000           $   133,500       1,349,500      $(5,500,700)     $ 25,242,500
                                      ===========      ==========      ===========      ============

 The accompanying notes are an integral part of these consolidated statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------------
                                                                     2000               1999               1998
                                                                 ------------       ------------       ------------
Cash flows from operating activities:
  Net income                                                     $    101,300       $  1,526,000       $  2,671,000
  Adjustments to reconcile net income to net cash
    provided by operations:
        Depreciation and amortization                               2,794,000          1,790,300            679,400
        Loss or disposal of assets                                     93,400                 --                 --
        Bad debt expense                                              154,600                 --                 --
        Income from discontinued operations                                --           (329,200)        (1,180,900)
        Undistributed earnings of Joint Venture                            --           (173,000)          (343,700)
        Deferred tax provision                                        113,900           (179,900)          (547,300)
        Changes in operating assets and liabilities, net of
          acquisitions:
            Increase in accounts receivable                          (611,100)          (537,300)          (853,600)
            Decrease in inventories                                   162,300            108,600                 --
            Decrease (increase) in deferred charges and
               other current assets                                   428,500         (1,090,800)           348,300
            Decrease (increase) in other assets                        32,100            (58,200)             9,900
            Increase (decrease) in accounts payable
                and accrued liabilities                               969,900         (2,397,900)         1,376,900
            (Decrease) increase in deferred revenue                (2,180,200)         2,382,800           (683,100)
                                                                 ------------       ------------       ------------
        Net cash provided by operations                             2,058,700          1,041,400          1,476,900
                                                                 ------------       ------------       ------------

Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired                 (4,514,400)        (3,237,700)        (3,242,900)
  Net proceeds from dispositions of businesses                             --          3,337,100         19,393,800
  Expenditures for property and equipment                            (965,100)        (1,051,800)          (599,800)
  Increase in other current assets                                         --                 --           (268,000)
                                                                 ------------       ------------       ------------
        Net cash (used in) provided by investing
            activities                                             (5,479,500)          (952,400)        15,283,100
                                                                 ------------       ------------       ------------

Cash flows from financing activities:
    Net (repayments) borrowings on credit lines                       (23,600)           152,700                 --
    Proceeds from long-term debt                                           --             73,000                 --
    Repayments of long-term debt                                   (2,205,400)          (817,900)        (1,216,000)
    Repurchase of common stock                                     (3,501,000)        (2,299,100)          (938,800)
    Issuance of common stock for employee stock
        purchase plan                                                  53,400             66,100                 --
                                                                 ------------       ------------       ------------
        Net cash (used in) financing
            activities                                             (5,676,600)        (2,825,200)        (2,154,800)
                                                                 ------------       ------------       ------------

Net (decrease) increase in cash and cash equivalents               (9,097,400)        (2,736,200)        14,605,200

Cash and cash equivalents - beginning of year                      12,847,600         15,583,800            978,600
                                                                 ------------       ------------       ------------
Cash and cash equivalents - end of year                          $  3,750,200       $ 12,847,600       $ 15,583,800
                                                                 ============       ============       ============

Supplemental Cash Flow Information:
Cash paid during the year for interest                           $    332,000       $    282,400       $    347,300
                                                                 ============       ============       ============
Cash paid during the year for income taxes                       $    930,000       $  1,435,700       $         --
                                                                 ============       ============       ============

              The accompanying notes are an integral part of these
                            consolidated statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

1.   The Company

     TBA Entertainment Corporation and subsidiaries (the "Company") is a diversified communications and entertainment company that produces a broad range of business communications, meeting productions and entertainment services for corporate meetings, develops and produces integrated music marketing programs, manages music industry artists and develops and executes merchandising programs for entertainment and sporting events. The Company was incorporated in Tennessee in June 1993 and reincorporated in Delaware in September 1997. The Company primarily operates within the United States.

2.   Basis of Financial Presentation

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Discontinued Operations

     Prior to 1998, the Company acquired and operated certain businesses that were sold in 1998 (Note 7). These businesses included the Nashville Country Club Restaurant (opened in November 1994 and sold in December 1998), the Village at Breckenridge Resort ("Breckenridge Resort") (acquired in April 1996 and sold in August 1998) and a 51% controlling interest in a group of entities (collectively referred to as "AWC") (acquired in July 1997 and sold in May 1998). The sale of these businesses has resulted in the reclassification of the operating results of these businesses to discontinued operations for all periods presented, in accordance with accounting principles generally accepted in the United States.

3.   Summary of Significant Accounting Policies

     Revenue Recognition

     The Company recognizes revenue when services are completed for an event. For those projects that provide for multiple events, the contract revenue and costs are apportioned and revenue and profit are recognized as each event occurs. Deferred revenue represents customer deposits on future events. Deferred charges represent Company expenditures related to future events. For merchandise operations, revenue is recognized when the merchandise is shipped or sold to a customer.

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

     Property and Equipment

     Property and equipment consists of the following as of December 31, 2000 and 1999:

                                                                 2000              1999
                                                             -----------       -----------
Land ..................................................      $   388,000       $   388,000
Buildings and leasehold improvements ..................          654,300           577,900
Furniture, fixtures and equipment .....................        3,871,200         2,806,100
                                                             -----------       -----------
                                                               4,913,500         3,772,000
Less - accumulated depreciation and amortization ......       (1,800,600)         (834,500)
                                                             -----------       -----------
Property and equipment, net ...........................      $ 3,112,900       $ 2,937,500
                                                             ===========       ===========

     Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method, over the following estimated useful lives:

            Building and leasehold improvements......................       3-25 years
            Furniture, fixtures and equipment........................       3-5 years

     The Company follows the policy of capitalizing expenditures that materially increase asset lives and charges ordinary maintenance and repairs to operations as incurred. No depreciation or amortization is included in Cost Related to Revenue in the accompanying Consolidated Statements of Operations.

     Goodwill

     Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is being amortized on a straight-line basis over periods ranging from 5 to 20 years. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the net goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no impairment exists at December 31, 2000. Accumulated amortization was $3,707,900 and $1,822,400 as of December 31, 2000 and 1999, respectively. Amortization expense was $1,885,500, $1,193,200, and $460,100 for the years ended December 31, 2000,
     1999 and 1998, respectively.

     Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consists of the following at December 31, 2000 and 1999:

                                                     2000            1999
                                                  ----------      ----------
Accounts payable ...........................      $2,013,100      $1,511,500

Accrued payroll and related taxes ..........       1,770,000         455,300

Due to sellers of acquired businesses ......         337,700         522,900

Accrued interest expense ...................         594,800         222,900

Other accrued expenses .....................         204,200       1,052,900
                                                  ----------      ----------
                                                  $4,919,800      $3,765,500

     Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are recognized based on enacted tax laws for any temporary differences between financial reporting and tax bases of assets, liabilities and carryforwards. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will be realized. (Note 9)

     Concentration of Risk

     The Company did not have any customers who accounted for more than ten percent of revenues for the years ended December 31, 2000, 1999 and 1998. The Company did not have any customers who accounted for more than ten percent of accounts receivable at December 31, 2000 and 1999.

     Recently Issued Accounting Standards

     In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, which provided additional guidance for the application of SFAS NO. 133 for certain transactions. Although, the Company has adopted the statement in January 2001, SFAS No. 133 does not apply to its current operations and management does not expect the adoption of this statement to have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commissions (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB No. 101 provides additional guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company has reviewed this bulletin and believes that its current recognition policy is consistent with the guidance of SAB No. 101.

     Earnings per Common Share

     The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2000, 1999 and 1998:

                                                               2000            1999            1998
                                                            ----------      ----------      ----------
Basic Earnings Per Common Share:
Net income from continuing operations ................      $  101,300      $1,196,800      $1,490,100
Weighted average common stock outstanding ............       8,055,100       8,495,200       7,851,600
                                                            ----------      ----------      ----------
Basic earnings per common share ......................      $     0.01      $     0.14      $     0.19
                                                            ==========      ==========      ==========

Diluted Earnings Per Common Share:
Net income from continuing operations ................      $  101,300      $1,196,800      $1,490,100
                                                            ----------      ----------      ----------
Weighted average common stock outstanding ............       8,055,100       8,495,200       7,851,600
Additional common stock resulting from
  dilutive securities:
  Preferred stock ....................................           2,200           2,600         224,200
  Weighted average contingent common stock issued
    in acquisition ...................................              --              --         163,500
  Stock options and warrants .........................          12,700          42,200           4,200
                                                            ----------      ----------      ----------
Weighted average common stock and dilutive
  securities outstanding .............................       8,070,000       8,540,000       8,243,500
                                                            ----------      ----------      ----------
Diluted earnings per common share ....................      $     0.01      $     0.14      $     0.18
                                                            ==========      ==========      ==========

     Options and warrants to purchase 3,064,700, 1,886,500, and 2,519,000 shares of common stock in 2000, 1999 and 1998, respectively, were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.

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

4.   Debt

     Long-term debt of the Company consists of the following as of December 31, 2000 and 1999:

                                                                                          2000              1999
                                                                                      -----------       -----------
Acquisition notes payable, interest at 8%, due in quarterly, semi-annual
or annual installments through 2005, unsecured .................................      $ 6,076,100       $ 4,580,600

Note payable to a bank, interest at the bank's prime rate plus
 0.25% (9.75% at December 31, 2000), due in monthly installments with a balloon payment in June 2001, secured by a pledge of the
 common stock of a subsidiary ..................................................        1,040,000         1,516,700

Mortgage note payable to a bank, interest at 8.25%, due in monthly
installments through December 2011, secured by land and building ...............          244,800           311,500

Equipment notes payable, interest ranging from 7.57% to 11.58%, due in monthly installments with various maturity dates through
July 2003, secured by equipment ................................................          132,000           315,500
                                                                                      -----------       -----------
                                                                                        7,492,900         6,724,300
Less-current portion ...........................................................       (3,063,500)       (3,004,700)
                                                                                      -----------       -----------
                                                                                      $ 4,429,400       $ 3,719,600
                                                                                      ===========       ===========


     Future annual maturities of long-term debt consists of the following as of December 31, 2000:


 YEAR ENDING
 DECEMBER 31,
- -------------
2001 ..............................................                   $3,063,500
2002 ..............................................                    1,735,300
2003 ..............................................                    1,467,600
2004 ..............................................                      961,100
2005 ..............................................                      123,100
Thereafter ........................................                      143,300
                                                                      ----------
                                                                      $7,493,900
                                                                      ==========


     Three of the Company's subsidiaries have entered into revolving lines of credit with different banks. Two lines provide for maximum borrowings of $500,000, while the third line provides maximum borrowing of $75,000, to be used for working capital purposes of the respective subsidiaries. Borrowings on each facility accrue interest at the bank's prime rate, prime +.75%, or prime +1% (9.5%, 10.25%, and 10.5% at December 31, 2000) and are
     secured by all business assets of the subsidiary. Each of the lines of credit mature in 2001. As of December 31, 2000 and 1999, $360,000 and $323,300, respectively were outstanding under the Company's lines of credit, which amounts are included in notes payable and current portion of long-term debt in the accompanying consolidated balance sheets. The weighted average interest rate for the lines-of-credit was 9.66% and 8.50% at December 31, 2000 and 1999, respectively.

     The Company recognized interest expense of $668,900, $443,100, and $307,700 related to long-term debt for the years ended December 31, 2000, 1999 and 1998, respectively.

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

     Effective December 31, 1999, the formal joint venture agreement with Warner reached the end of its term. Pursuant to an agreement with Warner, the net assets of Warner/TBA were distributed to TBA. In 2000, TBA continued to execute entertainment marketing programs previously developed by Warner/TBA. In 1999, the Company recognized a gain of $250,000 related to the distribution of the net assets of Warner/TBA, which amount is included in Equity in income of Joint Venture in the accompanying consolidated statements of operations.

     Through December 31, 1999, the Company accounted for the investment in Warner/TBA using the equity method of accounting. Summary unaudited statements of operations data of Warner/TBA are as follows:

                                               FOR THE YEARS ENDED DECEMBER 31
                                              ----------------------------------
                                                 1999                    1998
                                              -----------             ----------
Revenues .........................            $ 8,178,600             $8,852,500
Net (loss) income ................            $  (154,000)            $  687,500

     Summary unaudited balance sheet data of Warner/TBA consists of the following as of December 31, 1999:


                                 1999
                               --------
Current assets ..........      $619,900
Non-current assets ......       155,900
Current liabilities .....       211,500
Partners' capital .......      $564,300

     During 1999, the two largest customers accounted for 51% and 30% of gross revenues of Warner/TBA. In 1998, affiliates of Warner accounted for 60% of the gross revenues of Warner/TBA. The next two largest customers accounted for 21% and 16% of gross revenues of Warner/TBA.

6.   Acquisitions

     During 2000, 1999 and 1998, the Company completed the following acquisitions:

                                                                                                            VALUE OF        NUMBER
                                                                              CASH        ACQUISITION     COMMON STOCK    OF SHARES
COMPANY                                                  DATE ACQUIRED   CONSIDERATION   NOTES PAYABLE       ISSUED         ISSUED
- -------                                                  -------------   -------------   -------------    ------------    ---------
2000 Acquisitions:
    Romeo Entertainment Group, Inc. .................    January 2000      $3,475,000      $2,525,000      $  750,000      142,300
    EJD Concert Services, Inc. ......................    April 2000           540,000          60,000              --           --

1999 Acquisitions:
    Karin Glass & Associates, Inc. and affiliated ...    March 1999         2,300,000              --              --           --
        Companies
    Mike Atkins Management, Inc. ("Atkins") .........    December 1999        700,000         700,000              --           --

1998 Acquisitions:
   Titley Spalding & Associates, LLC ("TSA") ........    June 1998          1,000,000              --         754,700      175,000
   TBA Entertainment Group Chicago, Inc. ............    August 1998        1,450,000       1,550,000       2,000,000      414,000
       (formerly Corporate Productions, Inc.)
   TBA Entertainment Group Phoenix, Inc. ............    September 1998       687,000         458,000         230,000       60,000
       (formerly Image Entertainment
       Productions, Inc.)
   TBA Entertainment Group Dallas, Inc. .............    October 1998       1,273,000         900,000       1,087,000      307,000
       (formerly Magnum Communications, Inc.)
   TKS Marketing, Inc. ("TKS") ......................    December 1998        625,000              --              --           --

     During the period commencing on the respective acquisition dates and continuing through a portion of 2003 (the "Earnout Period"), the sellers of TSA and TKS will be paid additional sales price consideration based on the earnings of TSA and TKS during each of the years in the Earnout Period. The maximum additional purchase price is $5,755,000 for TSA and $625,000 for TKS. Subsequent to 1998, the additional purchase price will be paid 60% in cash and 40% in notes payable which are payable in semi-annual installments with 8% interest over a 5-year period. Additional consideration paid during the Earnout Period will be recorded as goodwill and amortized over the remaining period of the original 10-year amortization period, which commenced on the respective acquisition date. For 1998, additional purchase price payable to the sellers of TSA totaled $546,500 and was paid entirely in cash in 1999. Additional purchase price payable to the sellers of TSA and TKS totaled $756,800 and $114,700, respectively for 1999, and $544,600 and $17,900, respectively, for 2000 and are included in accrued liabilities and long-term debt in the accompanying consolidated balance sheets.

     On January 3, 2000, the Company acquired 100% of the common stock of Romeo Entertainment Group, Inc. ("Romeo"), for a maximum purchase price of $6,750,000. The purchase price paid at closing included a cash payment of $3,475,000, the issuance of 142,300 shares of common stock of the Company valued at $750,000 and the issuance of two promissory notes totaling $2,525,000. The promissory notes accrue interest at 8% and are payable in four equal annual installments of principal plus accrued interest, commencing April 30, 2001. In March 31, 2000, the Company also acquired 100% of the common stock of EJD Concert Services, Inc. for a purchase price of $600,000.

     The $700,000 promissory note payable to Atkins and $2,025,000 of the promissory notes payable to Romeo are subject to reduction based on the earning of Atkins and Romeo during the period 2000 through 2004. As of December 31, 2000, there were no reductions on the promissory notes payable to Atkins or Romeo.

     The accounting for the above-mentioned acquisitions is in accordance with the purchase method of accounting. The operations of the acquired businesses are included in the accompanying consolidated statements of operations from their respective acquisition dates. The purchase price for each acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the respective acquisition date. Substantially the entire purchase price has been allocated to goodwill, as the net tangible assets of these companies acquired were not significant at the date of the acquisition.

     Operating results of each of the 2000 Acquisitions, 1999 Acquisitions and the 1998 Acquisitions are included in the accompanying consolidated statements of operations from their respective acquisition dates. The following unaudited pro forma financial information represents the consolidated results for the year ended December 31, 1999, as if the 1999 Acquisitions and the 2000 acquisition of Romeo had occurred as of January 1, 1999. The pro forma results reflect certain adjustments, including amortization of the excess purchase price over fair value of net assets acquired, interest expense on the acquisition debt and adjustments to salaries and ownership distributions to former owners. The pro forma amortization of the excess purchase price over fair value of net assets acquired was $1,709,500.

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results. The pro forma consolidated results for 2000 were not materially different from the 2000 consolidated financial statements.

                                                 1999
                                            --------------
                                              (UNAUDITED)
Total revenues .......................      $   56,906,118
Income from continuing operations ....      $    1,245,316
Earnings per common share from
continuing operations:
    Basic ............................      $         0.14
    Diluted ..........................      $         0.14

     The above calculations of pro forma basic and diluted earnings per common share assumes that the following number of weighted average shares were outstanding:

                                                 1999
                                              ---------
                                             (UNAUDITED)
Basic ...................................      8,637,600
Diluted .................................      8,682,300


7.   Dispositions

     AWC

     Effective July 31, 1997, the Company acquired a 51% controlling interest in AWC. The remaining 49% of AWC was owned by a group of individuals who became officers and stockholders of the Company in 1997. The purchase price included a $7 million cash payment with proceeds from the Company's 1997 stock offering. Including acquisition costs, the total purchase price for AWC was $7,862,900. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the date of acquisition.

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

     Net operations attributable to those businesses of AWC included in the sale to the buyer from January 1, 1998 through the May 13, 1998 sale date, are included in discontinued operations in the accompanying consolidated statements of operations. The following is a summary of the revenue and expenses related to these businesses for the year ended December 31, 1998:

                                                  1998
                                              -----------
Revenues ...............................      $ 2,462,800

Operating expenses .....................        3,579,000
Depreciation and amortization ..........          261,600
Interest expense, net ..................           36,600
Income tax benefit .....................         (189,800)
Minority interest in net loss AWC ......         (552,100)
                                              -----------
Net loss from discontinued
operations attributable to the
Company ................................      $  (672,500)
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

     In a simultaneous transaction, the Company entered into an agreement to sell 100% of the common stock of VABAC to Vail Summit Resorts, Inc. ("Vail") for $34,000,000. Vail, by virtue of its acquisition of VABAC, also acquired the rights and obligations of the Development Agreement. The sale of the common stock of VABAC was consummated on August 12, 1998. The proceeds from the sale were distributed as follows: $19,762,300 to repay indebtedness at the Breckenridge Resort, $3,000,000 to an escrow account, $11,013,170 to the Company and the remainder to pay closing costs. The Company received the $3,000,000 held in escrow in April 1999 and, accordingly, recognized a gain of $329,200 related to the sale of VABAC, net of expenses related to the sale of discontinued operations and net of income taxes.

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

     As a result of the sale of the Breckenridge Resort and the Nashville restaurant, together, which previously comprised the Company's Resort Division, the operations of the Resort Division for 1998 have been reclassified to discontinued operations. The following is a summary of the revenues and expenses related to the Resort Division for the year ended December 31, 1998:

                                                       1998
                                                   -----------
Revenues ....................................      $16,350,400

Operating expenses ..........................       13,925,100
Depreciation and amortization ...............          710,200
Interest expense, net .......................        1,058,200
                                                   -----------
Net income from discontinued operations .....      $   656,900
                                                   ===========

8.   Stockholders' Equity

     Preferred Stock

     The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock. The Company has designated 557,100 shares of the authorized preferred stock as Series A Convertible Preferred Stock ("Series A Preferred Stock"), of which 334,300 shares were previously issued and are non-voting. The shares are convertible into common stock on a one-for-one basis. In 2000,

     1999 and 1998, 400, 66,200 and 265,500 shares, respectively, of Series A Preferred Stock were converted into shares of common stock. As of December 31, 2000, 2,200 shares of Series A Preferred Stock remain outstanding.

     Common Stock and Common Stock Warrants

     In April 1996, the Company completed an offering of 1,351,500 units, each consisting of two shares of common stock and one redeemable common stock purchase warrant. The redeemable warrants are detachable and separately transferable. Each redeemable warrant entitles the holder to purchase one share of common stock at a price of $6.25 per share until April 2001, and is redeemable by the Company at $0.50 per warrant under certain conditions. In connection with this offering, the underwriter was also granted a warrant to acquire up to 120,000 units at $15.50 per unit. The warrants issued in 1996 were outstanding at December 31, 2000.

     In July 1997, the Company issued 2,600,000 shares of its common stock in a public offering. In connection with this offering, the underwriter was granted a warrant to acquire up to 130,000 shares of common stock at $4.20 per share until July 2002. These warrants were outstanding as of December 31, 2000.

     At December 31, 2000, the Company also had other outstanding warrants to purchase 75,000 shares of common stock at an exercise price of $4.38 per share, expiring in September 2002.

     In August 1998, the board of directors authorized the repurchase, at management's discretion, of up to 1,000,000 shares of the Company's common stock until August 1999, which was later extended to December 31, 1999. In 2000, the board of directors increased the number of shares authorized to be purchased to 2,000,000 and extended the stock repurchase program until December 31, 2000. As of December 31, 2000, the Company had repurchased 1,567,100 shares of common stock pursuant to the stock repurchase program for a total consideration of $6,494,500. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders' equity.

     Stock Options

     In 1995 and 1996, the Company granted 80,000 non-qualified options to key employees and directors of which 40,000 have been cancelled as of December 31, 2000. In 1997, 1998, and 2000 the Company established three stock option plans that provide for the granting of either incentive stock options or non-qualified stock options to key employees, officers and directors of the Company. Under the three plans, the Company may grant a total of 1,400,000 stock options at prices not less than the fair market value on the date of grant, with expiration dates not exceeding ten years. As of December 31, 2000, the Company has granted 1,315,750 outstanding incentive stock options pursuant to the three plans.

     Information relating to stock options is as follows:

                                                  SHARES UNDER  WEIGHTED-AVERAGE
                                                     OPTIONS     EXERCISE PRICE
                                                   ------------ ----------------
Options outstanding at December 31, 1997 ....         350,000       5.31
   Cancelled ................................        (298,000)      5.38
   Granted ..................................         520,000       4.12
                                                    ---------
Options outstanding at December 31, 1998 ....         572,000       4.23
   Cancelled ................................          (2,000)      5.50
   Granted ..................................         235,750       4.21
                                                    ---------
Options outstanding at December 31, 1999 ....         805,750       4.22
   Cancelled ................................         (60,000)      4.61
   Granted ..................................         610,000       4.38
                                                    ---------
Options outstanding at December 31, 2000 ....       1,355,750       4.28
                                                    =========
Options exercisable at December 31, 2000 ....         996,600       4.24
                                                    =========


     As of December 31, 2000, the exercise price of options outstanding ranged from $3.75 to $5.50 and the weighted average remaining contractual life of the options was 6.6 years.

     The Company applies APB Opinion No. 25 ("Accounting for Stock Issued to Employees") and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations for options issued. Had compensation cost been determined based on the fair value of the stock options at grant date consistent with the method of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company's net income from continuing operations and net income per share would have been the unaudited pro forma amounts indicated below:

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------------
                                                       2000               1999                1998
                                                   -------------      -------------      -------------
 Net income (loss) from continuing operations:
    As reported .............................      $     101,300      $   1,196,800      $   1,490,100
    Pro forma (unaudited) ...................            (20,200)           929,000          1,250,600
Basic earnings per common share:
    As reported .............................               0.01               0.14               0.19
    Pro forma (unaudited) ...................                 --               0.11               0.16
Diluted earnings per common share:
    As reported .............................               0.01               0.14               0.18
    Pro forma (unaudited) ...................                 --               0.11               0.15

     As required by SFAS 123, the Company provides the following disclosure of hypothetical values for these awards. The weighted-average grant-date fair value of options granted during 2000, 1999 and 1998 was estimated to be $2.12, $1.83 and $1.70, respectively.

     The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively; risk free interest rates of 6.19, 6.67 and 5.67 percent; expected lives of 5, 3 and 3 years; volatility of 45 percent, 55 percent and 64 percent and no assumed dividends. Additional adjustments are made for assumed cancellations and expectations that shares acquired through the exercise of options are held during employment.

9.   Income Taxes

     The provision for income taxes consists of the following:

                        FOR THE YEARS ENDED DECEMBER 31,
                     ---------------------------------------
                       2000           1999            1998
                     --------      ---------       ---------
Current
   Federal ....      $583,200      $ 816,800       $ 373,200
   State ......       102,900        144,100         363,800
Deferred
   Federal ....        96,800       (145,300)       (465,300)
   State ......        17,100        (25,600)        (82,000)
                     --------      ---------       ---------
Total .........      $800,000      $ 790,000       $ 189,700
                     --------      ---------       ---------

     A reconciliation of the difference between the statutory federal tax rate and the Company's effective tax rate is as follows:


                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                         2000          1999             1998
                                                       --------      ---------       -----------
Income taxes at statutory federal rate ..........      $306,400      $ 675,500       $ 1,085,400
State income tax, net of federal tax benefit ....        52,600         99,300           191,500
Non-deductible goodwill amortization ............       429,800        250,900           189,400
Change in valuation allowance ...................            --       (174,900)       (1,415,100)
Other ...........................................        11,200        (60,800)          138,500
                                                       --------      ---------       -----------
Income tax provision ............................      $800,000      $ 790,000       $   189,700
                                                       ========      =========       ===========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                      2000            1999
                                                    ---------       ---------
Deferred tax assets:
         Net operating loss carryforwards ....      $ 296,800       $ 249,300
         Accrued payroll related costs .......        238,700          62,100
         Deferred costs ......................             --              --
         Accrued professional fees ...........         38,800          85,000
         Other ...............................        (39,700)        111,200
                                                    ---------       ---------
                                                      534,600         507,600
Deferred tax liabilities:
         Accelerated depreciation for tax ....         (4,300)        (91,200)
                                                    ---------       ---------
Net deferred tax asset .......................        530,300         416,400
Valuation allowance ..........................        (40,000)        (40,000)
                                                    ---------       ---------
                                                    $ 490,300       $ 376,400
                                                    =========       =========

     Current and net long-term deferred tax assets are included in other current assets and other assets in the accompanying Consolidated Balance Sheets.

     During 1999, the valuation allowance for net deferred tax assets was reduced by $174,900 due to the use of net operating loss carryforwards.

10.  Commitments and Contingencies

     Operating Leases

     The Company leases office space under non-cancelable operating lease agreements expiring in various years through 2006.

     Commitments for operating leases:

2001 .......................................      $  912,000
2002 .......................................         827,600
2003 .......................................         741,200
2004 .......................................         602,000
2005 .......................................         371,700
Thereafter .................................         843,300
                                                  ----------
                                                  $4,297,800
                                                  ==========

     The Company incurred rent expense of approximately $1,080,500, $680,200 and $285,300 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

11.  Business Segment and Geographic Information

     Segment information has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company classifies its operations into four major business segments within the entertainment services industry: corporate communications & entertainment, entertainment marketing & special events, artist management and event merchandising. The corporate communications & entertainment division provides a broad range of business communications, meeting production, entertainment and event production services. The entertainment marketing & special events division creates and executes innovative entertainment marketing and special event initiatives including music tours, fairs and festivals, television broadcasts and syndicated radio specials. The artist management division manages the negotiation of recording, touring, merchandising and performance contracts, and the development of long-term career strategies for music industry artists. The event merchandising division creates and executes high-impact merchandising programs for entertainment and sporting events, institutional organizations and celebrity clients. Substantially, all revenues and long-lived assets of the Company for the three years ended December 31, 2000, were derived from United States based companies.

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

                                     CORPORATE     ENTERTAINMENT
                                  COMMUNICATIONS    MARKETING &         ARTIST           EVENT
                                 & ENTERTAINMENT   SPECIAL EVENTS     MANAGEMENT     MERCHANDISING     CORPORATE         TOTAL
                                 ---------------   --------------     ----------     -------------     ----------       --------
2000:

Revenues                             $ 55,250         $ 19,777         $ 3,513         $ 10,492         $    --         $ 89,032
                                     ========         ========         =======         ========         =======         ========
EBITDA, including equity in
   earnings of joint ventures        $  6,219         $     83         $ 1,500         $   (640)        $(3,295)        $  3,868
Depreciation and amortization          (1,232)            (532)           (548)            (316)           (166)          (2,794)
Net interest income (expense)             226              158             (16)              (8)           (532)            (172)
                                     --------         --------         -------         --------         -------         --------
Income from continuing
   operations before
   income taxes                      $  5,213         $   (291)        $   936         $   (964)        $(3,993)        $    901
                                     ========         ========         =======         ========         =======         ========

1999:

Revenues                             $ 34,175         $  1,568         $ 2,876         $  9,545         $    --         $ 48,164
                                     ========         ========         =======         ========         =======         ========
EBITDA, including equity in
   earnings of joint ventures        $  3,371         $    (48)        $ 1,650         $    301         $(1,763)        $  3,511
Depreciation and amortization          (1,139)             (63)           (242)            (255)            (91)          (1,790)
Net interest income                       106               --              --                4             156              266
                                     --------         --------         -------         --------         -------         --------
Income from continuing
   operations before
   income taxes                      $  2,338         $   (111)        $ 1,408         $     50         $(1,698)        $  1,987
                                     ========         ========         =======         ========         =======         ========

1998:

Revenues                             $ 23,462         $    838         $ 1,721         $  1,252         $    --         $ 27,273
                                     ========         ========         =======         ========         =======         ========
EBITDA, including equity in
   earnings of joint ventures        $  2,596         $    (84)        $ 1,069         $   (208)        $(1,158)        $  2,215
Depreciation and amortization            (429)            (123)            (94)              (6)            (27)            (679)
Net interest income                        77               --              --                9              58              144
                                     --------         --------         -------         --------         -------         --------
Income from continuing
   operations before
   income taxes                      $  2,244         $   (207)        $   975         $   (205)        $(1,127)        $  1,680
                                     ========         ========         =======         ========         =======         ========

12.    Quarterly Financial Data  (unaudited)

       Summary data relating to the results of operations for each quarter of the years ended December 31, 2000 and 1999 follows:

                                                             First        Second       Third        Fourth       Total
                                                            Quarter      Quarter      Quarter      Quarter        Year
                                                            -------      -------      -------      -------        ----
                                                                    (in thousands - except per share amounts)

       December 31, 2000
          Revenues                                          $20,302      $18,968      $32,021      $17,741      $89,032
          Gross Profit                                        6,351        6,476        8,332        5,749       26,908
          Net income                                            144          150          613         (806)         101
          Earnings per share(1)
              Basic                                            0.02         0.02         0.06        (0.10)        0.01
              Diluted                                          0.02         0.02         0.06        (0.10)        0.01

       December 31, 1999
          Revenues                                          $11,245      $10,368      $12,858      $13,693      $48,164
          Gross Profit                                        3,812        3,456        4,999        4,034       16,301
          Income from continuing operations                     328          329          590          (50)       1,197
          Earnings per share - continuing operations(1)
              Basic                                            0.04         0.04         0.07        (0.01)        0.14
              Diluted                                          0.04         0.04         0.07        (0.01)        0.14


       (1) The sum of the quarterly earnings per share data differs from the earnings per share data for the year due to the required method of computing dilution and the weighted average number of shares.

13.  Subsequent Events

     2001 Acquisition

     On February 6, 2001, the Company acquired 100% of the common stock of Moore Entertainment, Inc. ("Moore"), for a maximum purchase price of $2,200,000. The purchase price paid at closing included a cash payment of $1,100,000 and the issuance of a promissory note totaling $1,100,000. The principal amount of the promissory note is subject to reduction based on the earnings of Moore during each of the years 2001 through 2004. The promissory note accrues interest at 8% and is payable in four equal annual installments of principal plus accrued interest, commencing May 1, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this Item regarding the directors and executive officers of the Company will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2001 annual meeting of stockholders and is incorporated herein by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this Item regarding the directors and executive officers of the Company will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2001 annual meeting of stockholders and is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this Item will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2001 annual meeting of stockholders and is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2001 annual meeting of stockholders and is incorporated herein by reference thereto.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Exhibits.

   EXHIBIT
   NUMBER                                     DESCRIPTION OF DOCUMENT
- -----------   ---------------------------------------------------------------------------------------------------
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

 10.13(26)    -- Consulting Agreement between Avalon Entertainment Group, Inc. and Robert E. Geddes.

   EXHIBIT
   NUMBER                                     DESCRIPTION OF DOCUMENT
- -----------   ---------------------------------------------------------------------------------------------------
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

 10.16(29)    -- Employment Agreement between Avalon Entertainment Group, Inc. and Greg M. Janese.

 10.17(30)    -- Placement Agent Warrant Agreement between the Company and Rauscher Pierce Refsnes, Inc.

 10.18(31)    -- Stock Purchase Agreement among TBA Entertainment Corporation, Robert Romeo and Romeo
                 Entertainment Group, Inc. dated November 26, 1999.

 10.19(32)    -- Stock Purchase Agreement among TBA Entertainment Corporation, Mike Atkins and Mike Atkins
                 Management, Inc. dated December 6, 1999.

 10.20(33)    -- Stock Purchase Agreement by and among TBA Entertainment Corporation, Edward James Dougherty,
                 Janet L. Dougherty, John F. Dougherty, John F. Dougherty, Eva Dougherty, The Ed & Jan Dougherty
                 Charitable Remainder Trust and EJD Concert Services, Inc.

 10.21*          Stock Purchase Agreement among TBA Entertainment Corporation, Stephen F. Moore and Moore Entertainment,
                 Inc. dated February 6, 2001

   21         -- Subsidiaries of the Company.

   99.1*      -- Audit Committee Charter

- ----------

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

(29) Incorporated herein by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K dated June 20, 1997.

(30) Incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form SB-2 (Registration No. 333-29775) dated June 20, 1997.


(31) Incorporated herein by reference to Exhibit 10.18 to the Company's
     Annual Report on Form 10-K, as amended for the fiscal year ended December 31, 1999.

(32) Incorporated herein by reference to Exhibit 10.19 to the Company's
     Annual Report on Form 10-K, as amended for the fiscal year ended December 31, 1999.

(33) Incorporated herein by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10Q for the quarter ended March 31, 2000.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarterly period ended December 31, 2000.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Hickory Valley, Tennessee, on the 31st day of March 2001.

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


           SIGNATURE                                 TITLE                           DATE
           ---------                                 -----                           ----
/s/  THOMAS JACKSON WEAVER III         Chairman of the Board,                   March 31, 2001
- ----------------------------------     Chief Executive Officer
 Thomas Jackson Weaver III             (Principal Executive Officer)

/s/  JOSEPH C. GALANTE                 Director                                 March 31, 2001
- ----------------------------------
 Joseph C. Galante

/s/  FRANK BUMSTEAD                    Director                                 March 31, 2001
- ----------------------------------
 Frank Bumstead

/s/  CHARLES FLOOD                     Director                                 March 31, 2001
- ----------------------------------
 Charles Flood

/s/  S. HERBERT RHEA                   Director                                 March 31, 2001
- ----------------------------------
 S. Herbert Rhea

/s/  W. REID SANDERS                   Director                                 March 31, 2001
- ----------------------------------
 W. Reid Sanders

/s/  FRANK A. McKINNIE WEAVER, SR.     Director                                 March 31, 2001
- ----------------------------------
 Frank A. McKinnie Weaver, Sr.

/s/  KYLE YOUNG                        Director                                 March 31, 2001
- ----------------------------------
 Kyle Young

/s/  BRYAN J. CUSWORTH                 Chief Financial Officer                  March 31, 2001
- ----------------------------------     (Principal Accounting and
 Bryan J. Cusworth                     Financial Officer)

                                  EXHIBIT INDEX

    EXHIBIT NO.                        DESCRIPTION
    -----------                        -----------
        10.21   Stock Purchase Agreement among TBA Entertainment Corporation,
                Stephen F. Moore and Moore Entertainment, Inc. dated February
                6, 2001.

        99.1    Audit Committee Charter
