Form 10-K/A
period 2000-12-31
TBA ENTERTAINMENT CORP
filed 2001-04-30
CIK 913201

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock as reported on March 9, 2001 on the American Stock Exchange) was approximately $24,323,700.

    As of March 9, 2001, 7,461,900 shares of the registrant's Common Stock were outstanding.

                                EXPLANATORY NOTE

         This Form 10-K/A is being filed in order to amend and restate in their entirety Items 10, 11, 12 and 13 of the Registrant's Form 10-K for the fiscal year ended December 31, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information regarding the directors and executive officers of the Company:

Name                                    Age           Position                                  Held Since
----                                    ---           --------                                  ----------

Thomas J. Weaver III                     43           Chairman of the Board, Chief               1993
                                                      Executive Officer
Frank Bumstead                           59           Director                                   1993
Charles Flood                            56           Director                                   1995
Joseph C. Galante                        51           Director                                   1998
S. Herbert Rhea                          78           Director                                   2000
W. Reid Sanders                          51           Director                                   2000
Frank A. McKinnie Weaver, Sr.            40           Director, Secretary                        1993
Kyle Young                               45           Director                                   1996
Greg M. Janese                           42           President and Chief Operating Officer      2001
Bryan J. Cusworth                        41           Executive Vice President, Chief         1996, 1999
                                                      Financial Officer and Treasurer

         Thomas J. Weaver III has served as Chairman of the Board and Chief Executive Officer of the Company since its inception. Mr. Weaver also served as President until January 2001. From 1986 to 1988, Mr. Weaver served as president of Hard Rock International plc, an English public company whose securities traded on the London Stock Exchange and the American Stock Exchange. Since 1988 he has been the President of Heritage Trust Company, a corporation with investments in numerous public and private companies. Mr. Weaver devotes his full-time efforts to the business operations of the Company. Mr. Weaver is the brother of Frank A. McKinnie Weaver, Sr.

         Frank Bumstead has been President and a principal stockholder of Flood, Bumstead, McCready & McCarthy, Inc., a business management firm which represents the financial interests of artists, song writers and producers in the music industry since 1989. From 1993 until 1999, he served as Chairman and Chief Executive Officer, and was a principal stockholder, of FBMS Financial, Inc., a registered investment advisor under the Investment Company Act of 1940. From 1986 to December 1990, Mr. Bumstead was President of Bumstead Co., a financial consulting company. He is also Vice Chairman of the Board of Response Oncology Inc., a health care services firm traded on the OTC Bulletin Board operated by The Nasdaq Stock Market, Inc., and a director of American Retirement Corp. and Syntroleum, Inc.

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

         Since 1983, Mr. Rhea has been a Director and President of Rhea Financial Corporation, a financial consulting firm. Since 1987, he has been a shareholder in the corporate general partner of Private Investment Consortium, Ltd., a public venture capital firm with total assets in excess of $100 million. In prior years, Mr. Rhea has served as a Director of the following corporations:
Bryce Corporation, Auto-Chlor System, H.T. Marketing, Inc., Day Companies, Inc., DeSoto Hardwood Flooring Company,



                                     III-1

Raiford's, Inc., Leader Federal Savings & Loan Association, Orgill Brothers, Inc., Day Oil, Inc., Hardwood Dimension Company, National Manufacturing Company, National Leader Life Insurance Company, Parts Industries Corporation, Southern States Oil Company, Valmac Industries, Inc., National Trust Life Insurance Company and Choctow, Inc., corporations with aggregate revenues and assets of several billion dollars. Mr. Rhea currently serves as a Trustee of the Frank Z. Jemison, Jr. Foundation, Inc. and the Hugo Dixon Foundation. Mr. Rhea is also the Chairman, Board of Trustees, Dixon Gallery & Gardens and is on the Board of Trustees, Rhodes College.

         Since 1976, Mr. Sanders has been President of Long Leaf Partners Funds, a family of funds with net assets under management in excess of $12 billion. Mr. Sanders is a Director of Harbor Global Co., Ltd. and TV Pioneer Group, Inc., Chairman of the Regional Selection Committee for the Jefferson Scholarship at the University of Virginia, a member of the Advisory Board of the University of Tennessee at Memphis, a Trustee of the Hugo Dixon Foundation, and serves on the Board of Trustees of TV Dixon Gallery & Gardens and is on the Board of Trustees, Rhodes College.

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

         Greg M. Janese currently serves as President and Chief Operating Officer of the Company and served as an Executive Vice President from April 1997 until January 2001. He has led the Company's Corporate Communications and Entertainment division since April 1997, when the Company acquired Avalon Entertainment Group, Inc. ("AEG"). Mr. Janese has over 20 years of experience in the entertainment industry. From 1993 to 1997, he served as President of AEG. He co-founded The Entertainment Group, a Nashville based concert promotion and production company and the predecessor to AEG, in 1989. In 1987, Mr. Janese founded World Class Productions, a corporate production firm partnered with Barbara Mandrell. Prior to that, Mr. Janese was involved in various capacities with artist promotions, public relations, and booking and producing talent for corporate meeting and special events.

         Bryan J. Cusworth has served as Executive Vice President and Chief Financial Officer of the Company since 1996 and Treasurer since 1999. Prior to joining the Company, Mr. Cusworth was employed by Arthur Andersen LLP from July 1982 to September 1996, where he specialized in the resort, real estate and entertainment industries. Mr. Cusworth is a certified public accountant.

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



                                     III-2

         Based on a review of such forms, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with for the year ended December 31, 2000, except that W. Reid Sanders, a director, reported twelve purchases of common stock that occurred from November 21, 2000 to December 21, 2000 on Form 5; each of Mr. Sanders and S. Herbert Rhea, a director, reported Form 3 holdings on Form 5; and Joseph C. Galante, a director, reported five purchases of common stock that occurred from August 18, 2000 to November 17, 2000 on Form 5. All Form 5's were filed timely.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the total compensation paid or accrued by the Company for the three years ended December 31, 2000 on behalf of each of the named executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                  Long Term
                                                    Annual Compensation          Compensation
            Name and                           -----------------------------     ------------
       Principal Position             Year        Salary           Bonus         Options (#)
       ------------------             ----     ------------     ------------     ------------
Thomas J. Weaver III                  2000     $    350,000     $        -0-          175,000
    Chairman of the Board,            1999          225,000              -0-              -0-
    Chief Executive Officer           1998          125,000          100,000          375,000(1)


Greg M. Janese                        2000          200,000           50,000           75,000
    President and Chief               1999          175,000              -0-              -0-
    Operating Officer                 1998          150,000          156,650              -0-

Thomas Miserendino (2)                2000          250,000              -0-           75,000
    Executive Vice President          1999          175,000              -0-              -0-
                                      1998          203,125              -0-              -0-

Bryan J. Cusworth                     2000          200,000              -0-           75,000
    Executive Vice President,         1999          150,000              -0-              -0-
    Chief Financial Officer,          1998           87,500           50,000          120,000(3)
    Treasurer

Marc W. Oswald (4)                    2000          175,000           50,000           50,000
    Executive Vice President          1999          150,000              -0-              -0-
                                      1998          150,000          156,650              -0-

----------

(1) Includes options to purchase 250,000 shares which were originally granted as compensation for 1996 and were repriced in 1998.

(2) Effective as of April 10, 2001, Mr. Miserendino is no longer an executive officer of the Company.

(3) Includes (a) options to purchase 50,000 shares which were granted to Mr. Cusworth in lieu of $70,000 salary in 1998 and (b) options to purchase 20,000 shares which were originally granted in 1997 and were repriced in 1998.

(4)      Mr. Oswald's employment was terminated as of December 31, 2000.



                                     III-3

         The following table sets forth information with respect to stock options issued to the named executive officers of the Company for the year ended December 31, 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                  Potential Realizable
                                                                                                        Value at
                                                                                                     Assumed Annual
                                                                                                       Stock Price
                                Number of           % of                                            Appreciation for
                                Securities          Total                                            Option Term(1)
                                Underlying         Granted                                      -------------------------
                                 Options          in Fiscal        Exercise      Expiration
           Name                  Granted             2000          Price(5)         Date            5%             10%
           ----                 ----------        ----------      ----------     ----------     ----------     ----------
     Thomas J. Weaver III          175,000(2)           28.7%     $     4.44        6/28/10     $  488,250     $1,239,000
     Greg M. Janese                 75,000(3)           12.3%           4.44        6/28/10        209,250        531,000
     Thomas Miserendino             75,000(4)           12.3%           4.44        6/28/10        209,250        531,000
     Bryan J. Cusworth              75,000(3)           12.3%           4.44        6/28/10        209,250        531,000
     Marc W. Oswald                 50,000(4)            8.2%           4.44        6/28/10        139,500        354,000

     (1) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of our Common Stock and overall market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

     (2)  Fully vested on date of grant.

     (3) Options are exercisable at 33 1/3% per year, beginning one year from the date of grant.

     (4) Options are exercisable at 20% per year, beginning one year from the date of grant. Mr. Oswald's options were forfeited as of December 31, 2000.

     (5) The exercise price was fixed at the date of the grant and represented the fair market value per share of Common Stock on such date.

         The following table sets forth information with respect to stock options held by the named executive officers of the Company on December 31, 2000. The closing price for the Company's Common Stock on December 29, 2000 (the last trading day of the year) was $3.9375. None of the executive officers exercised any stock options during 2000.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                   Number of Securities             Value of Unexercised
                                  Underlying Unexercised            In-the-Money Options
           Name and                 Options at FY-End                     at FY-End
      Principal Position        Exercisable/Unexercisable         Exercisable/Unexercisable
      ------------------        -------------------------         -------------------------

Thomas J. Weaver III .........          750,000 / -0-                    $-0- / $ -0-

Greg M. Janese ...............           -0- / 75,000                       -0- / -0-

Thomas Miserendino ...........           -0- / 75,000                       -0- / -0-

Bryan J. Cusworth ............      128,000 / 117,000                 $4,410 / $6,615

Marc W. Oswald ...............           -0- / 50,000                       -0- / -0-

EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement with Thomas J. Weaver III for a term of five years, commencing January 1, 1994. The agreement provided for an initial annual base salary of $125,000, with increases at the discretion of the Board of Directors. Pursuant to action taken by the Board of Directors, Mr. Weaver's current annual base salary is $350,000. The agreement also provides for an



                                     III-4
annual bonus as determined by the Board of Directors based on the operating results of the Company. The agreement is automatically renewed on each anniversary date for an additional five-year term unless it is terminated by either party prior to the anniversary date. The agreement provides that Mr. Weaver is entitled to payment for the unexpired portion of the current term in the event his employment is terminated without cause by the Company. Under the agreement, "cause" is defined to include failure to perform the duties of his office, breach of fiduciary duty to the Company and willful violation of the confidentiality or non-competition provisions of the agreement.

         The Company has entered into an employment agreement with Greg M. Janese, for an original term commencing on April 21, 1997 and continuing through December 31, 2002. The term of the agreement was extended to April 30, 2003 pursuant to a modification agreement entered into with Mr. Janese in April 2000. Other terms of the agreement were modified pursuant to such modification agreement and the Company paid Mr. Janese $50,000 in consideration of such modifications. The agreement provides for an initial annual base salary of $150,000, with increases at the discretion of the Board of Directors. Pursuant to action taken by the Board of Directors, Mr. Janese's current annual base salary is $200,000. In addition, Mr. Janese is entitled to participate in applicable incentive plans established by the Company. Mr. Janese waived all rights to incentive compensation under the previous terms of the agreement for all prior periods pursuant to the modification agreement. If the Company terminates the employment of Mr. Janese without cause, or if Mr. Janese terminates his employment for good reason, he will be entitled to (i) one payment equal to the highest total compensation (base salary and bonus) in a prior calendar year for the lesser of the unexpired term of the agreement or two years, and (ii) incentive compensation for the portion of the year in which he was employed. "Cause" is defined to include failure to perform his duties to the Company, breach of the agreement, fraud, embezzlement, conviction of certain serious crimes, conduct harmful to the Company and failure of Mr. Janese to achieve certain performance objectives. "Good reason" is defined to include a material breach of the agreement by the Company which remains uncured for 30 days after receipt of written notice of breach. The agreement contains certain covenants by Mr. Janese not to compete with the business of the Company both during the term of employment and for a period of two years following the termination of employment.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No person who served as a member of the Company's Compensation Committee during 2000 (i) was an officer or employee of the Company during such year, (ii) was formerly an officer of the Company or (iii) was a party to any material transaction set forth under "Certain Relationships and Transactions."

         No executive officer of the Company served as a member of the compensation or similar committee or board of directors of any other entity of which an executive officer served on the Compensation Committee or Board of Directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of April 26, 2001 certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, (ii) each of the Company's directors, (iii) each of the Company's executive officers and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares of Common Stock beneficially owned. In each case, the number of shares includes the beneficial ownership of Common Stock issuable



                                     III-5
upon the exercise of options that are exercisable within 60 days. Any shares not outstanding which are subject to such options and beneficially owned by a person in the table below are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by any other person. None of the stockholders listed below beneficially owns any shares of the Company's Series A Preferred Stock.

                                                                       Common Stock
                                                      ---------------------------------------------
                                                      Number of Shares Beneficially     Percent of
Name and Address (1)                                             Owned                    Total
--------------------                                  -----------------------------    ------------

Thomas Jackson Weaver III                                           1,682,839(2)             20.5%
Frank Bumstead                                                         24,850                   *
Charles Flood                                                          24,850                   *
Joseph C. Galante                                                      35,000(3)                *
S. Herbert Rhea                                                        29,000(3)                *
W. Reid Sanders                                                       100,000(3)              1.3%
Frank A. McKinnie Weaver, Sr                                           50,000                   *
Kyle Young                                                                  0                   *
Greg M. Janese                                                        177,460                 2.4%
Bryan J. Cusworth                                                     128,000(4)              1.7%
Dimensional Fund Advisors, Inc. (5)                                   615,900                 8.3%
All executive officers and directors as a group (ten                2,251,999                26.8%
(10) persons) (2) (3) (4) (5)

----------

*    Less than 1%.

(1) The address for Mr. Thomas J. Weaver III is 402 Heritage Plantation Way, Hickory Valley, Tennessee 38042; the address for Messrs. Bumstead and Flood is 1700 Hayes Street, Suite 304, Nashville, Tennessee 37203; the address for Mr. Galante is 1400 18th Avenue South, Nashville, Tennessee 37212; the address for Mr. Rhea is 845 Crossover Lane, Suite 140, Memphis, Tennessee 38117-4908; the address for Mr. Sanders is 6225 Green Meadows Road, Memphis, Tennessee 38120; the address for Mr. Frank A. McKinnie Weaver, Sr. is One Commerce Square, Memphis, Tennessee 38150; the address for Mr. Young is 4 Music Square East, Nashville, Tennessee 37203; the address for Mr. Cusworth is 16501 Ventura Blvd., Suite 601, Encino, California 91436; the address for Mr. Janese is 300 Tenth Avenue South, Nashville, Tennessee 37203; and the address for Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(2) Includes (a) 750,000 shares issuable to Mr. Weaver upon the exercise of outstanding stock options and (b) 22,641 shares held by the Katherine McKinnie Weaver Trust II and 233,719 shares held by the Katherine McKinnie Weaver Trust III, of each of which Mr. Weaver is trustee.

(3) Includes 25,000 shares issuable upon the exercise of outstanding stock options.

(4) Includes 128,000 shares issuable to Mr. Cusworth upon the exercise of outstanding stock options.

(5) Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manger to certain other investment vehicles, including commingled group trusts. (These investment companies and investment vehicles are the "Portfolios"). In its role as investment advisor and investment manager, Dimensional possessed both investment and voting power over 615,900 shares of Common Stock as of February 2, 2001. The Portfolios own all securities reported in this statement, and Dimensional disclaims beneficial ownership of such securities.


                                     III-6

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Effective as of December 31, 2000, Marc W. Oswald's employment with the Company was terminated. In connection with such termination, the Company repurchased an aggregate of 96,648 shares of Common Stock of the Company owned by Mr. Oswald for an aggregate purchase price of $386,592, the fair market value of the shares on the date of purchase. After payment in full of the outstanding loan balance under Mr. Oswald's loan from the Company plus accrued interest, Mr. Oswald received net proceeds of $171,340.92.




                                     III-7

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Hickory Valley, Tennessee, on the 27th day of April, 2001.

                                   TBA ENTERTAINMENT CORPORATION

                                   By: /s/ Thomas Jackson Weaver  III
                                       -----------------------------------------
                                       Thomas Jackson Weaver III
                                       Chairman of the Board and
                                       Chief Executive Officer