Form 10-Q
period 2001-03-31
TBA ENTERTAINMENT CORP
filed 2001-05-15
CIK 913201

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of May 9, 2001, the Registrant had outstanding 7,352,300 shares of Common Stock, par value $0.001 per share.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q


                                TABLE OF CONTENTS


               PART I - Financial Information

Item 1.        Consolidated Financial Statements

               Consolidated Balance Sheets................................    3
               Consolidated Statements of Operations......................    4
               Consolidated Statements of Cash Flows......................    5
               Notes to Consolidated Financial Statements.................    6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................    9


               PART II - Other Information................................   12
               Signatures.................................................   13


                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                   MARCH 31,         DECEMBER 31,
                                                                     2001                2000
                                                                 -------------       -------------
                                                                  (UNAUDITED)
                                 ASSETS
Current assets:
   Cash and cash equivalents ...............................      $  1,208,100       $  3,751,100
   Accounts receivable, net of allowance for doubtful
       accounts of $173,000 and $182,400,
       respectively ........................................         3,946,500          3,973,000
   Deferred charges and other current assets ...............         2,597,400          2,266,400
   Net current assets of discontinued operations ...........              --               91,600
                                                                  ------------       ------------
             Total current assets ..........................         7,752,000         10,082,100

Property and equipment, net ................................         2,419,300          2,441,700
Other assets, net:
   Goodwill ................................................        25,751,400         23,834,800
   Other ...................................................           649,400            527,200
Net long-term assets of discontinued operations ............         2,476,200          2,531,100
                                                                  ------------       ------------
              Total assets .................................      $ 39,048,300       $ 39,416,900
                                                                  ============       ============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities ................      $  4,932,900       $  4,433,900
   Deferred revenue ........................................         2,114,000          2,317,300
   Notes payable and current portion of long-term
     debt ..................................................         3,028,000          3,049,600
   Net current liabilities of discontinued
     operations ............................................           146,100               --
                                                                  ------------       ------------
             Total current liabilities .....................        10,221,000          9,800,800

Long-term debt, net of current portion .....................         5,446,200          4,373,600
                                                                  ------------       ------------
             Total liabilities .............................        15,667,200         14,174,400
                                                                  ------------       ------------
Stockholders' equity:
  Preferred stock, $.001 par value; authorized 1,000,000
    shares,  2,200 of Series A convertible
    preferred stock issued and outstanding,
    liquidation preference $100 ............................               100                100
  Common stock, $.001 par value; authorized 20,000,000
    shares, 7,352,300 and 7,507,600 shares
    outstanding, respectively; 8,857,100 shares issued .....             8,900              8,900
  Additional paid-in capital ...............................        30,600,700         30,600,700
  Retained (deficit) earnings ..............................        (1,107,300)           133,500
  Less treasury stock, at cost, 1,504,800 and
    1,349,500 shares, respectively .........................        (6,121,300)        (5,500,700)
                                                                  ------------       ------------
             Total stockholders' equity ....................        23,381,100         25,242,500
                                                                  ------------       ------------
             Total liabilities and stockholders' equity ....      $ 39,048,300       $ 39,416,900
                                                                  ============       ============



                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                      -------------------------------
                                                          2001              2000
                                                      ------------       ------------
Revenues .......................................      $ 13,900,400       $ 16,703,800
Costs related to revenue .......................         9,457,400         11,434,000
                                                      ------------       ------------
         Gross profit margin ...................         4,443,000          5,269,800

Selling, general and administrative expenses ...         5,415,900          4,296,500
Depreciation and amortization expense ..........           676,200            561,100
Other income ...................................          (167,700)              --
Interest expense, net ..........................           147,200             47,000
                                                      ------------       ------------

(Loss) income from continuing operations
  before income taxes ..........................        (1,628,600)           365,200
Income tax benefit (provision) .................           528,000           (180,000)
                                                      ------------       ------------
(Loss) income from continuing operations .......        (1,100,600)           185,200

Loss from discontinued operations, net of income
  tax benefit of $93,000 and $53,000 for
  2001 and 2000, respectively ..................          (140,200)           (41,300)
                                                      ------------       ------------

Net (loss) income ..............................      $ (1,240,800)      $    143,900
                                                      ============       ============

Earnings per common share -- basic:
      (Loss) income from continuing operations .      $      (0.15)      $       0.02
      (Loss) from discontinued operations ......             (0.02)              --
                                                      ------------       ------------
Net (loss) income per common share -- basic ....      $      (0.17)      $       0.02
                                                      ============       ============

Earnings per common share -- diluted:
      (Loss) income from continuing operations .      $      (0.15)      $       0.02
      (Loss) from discontinued operations ......             (0.02)              --
                                                      ------------       ------------
Net (loss) income per common share -- diluted ..      $      (0.17)      $       0.02
                                                      ============       ============



                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                             -------------------------------
                                                                  2001                2000
                                                             ------------       ------------
Cash flows from operating activities:
    Net (loss) income .................................      $ (1,240,800)      $    143,900
                                                             ------------       ------------
    Adjustments to reconcile net (loss) income to net
        cash (used in) provided by continuing operations:
        Loss from discontinued operations .............           140,200             41,300
        Depreciation and amortization .................           676,200            561,100
        Changes in assets and liabilities:
             Decrease (increase) in accounts receivable            41,700           (147,200)
             (Increase) in deferred charges and other
                current assets ........................          (258,200)          (988,700)
             (Increase) decrease in other assets ......          (134,200)            43,500
             Increase in accounts payable and
                accrued liabilities ...................           298,800            397,500
             (Decrease) increase in advance deposits
               and deferred revenue ...................          (187,100)         2,132,100
                                                             ------------       ------------

               Total adjustments ......................           577,400          2,039,600
                                                             ------------       ------------
               Net cash (used in) provided by
                  continuing operations ...............          (663,400)         2,183,500
                                                             ------------       ------------


Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired ...          (985,700)        (3,476,900)
    Expenditures for property and equipment ...........          (164,200)          (221,900)
                                                             ------------       ------------
               Net cash used in investing  activities .        (1,149,900)        (3,698,800)
                                                             ------------       ------------

Cash flows from financing activities:
      Net borrowings on credit lines ..................           310,000            190,000
      Repurchase of common stock ......................          (620,600)          (236,500)
      Repayments of long-term debt ....................          (419,100)          (929,600)
                                                             ------------       ------------
              Net cash used in financing activities ...          (729,700)          (976,100)
                                                             ------------       ------------

Net decrease in cash and cash equivalents .............        (2,543,000)        (2,491,400)

Cash and cash equivalents - beginning of period .......         3,751,100         12,847,600
                                                             ------------       ------------
Cash and cash equivalents - end of period .............      $  1,208,100       $ 10,356,200
                                                             ============       ============


Cash paid for interest ................................      $    105,100       $     83,400
                                                             ------------       ------------
Cash paid for income taxes ............................      $    179,600       $     56,700
                                                             ------------       ------------


                       See notes to financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   THE COMPANY AND BASIS OF PRESENTATION:

     TBA Entertainment Corporation and its subsidiaries (collectively, the "Company") is a strategic communications and entertainment company that creates, develops and produces comprehensive programs to reach and engage its clients' target audiences. The Company produces a broad range of innovative business communications programs, develops and produces integrated entertainment marketing and special events programs, develops content and entertainment programs for a nationwide network of fairs and festivals and develops and implements career strategies and corporate partnerships for our artist clients. The Company was incorporated in Tennessee in June 1993 and reincorporated in Delaware in September 1997.

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete year-end financial statements. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2000.

     In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2001, and the results of its operations and cash flows for the three-month periods ended March 31, 2001 and 2000, respectively, have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

     Reclassification

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.  NET INCOME (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per common share from continuing operations:


                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             -----------------------------
                                                                 2001             2000
                                                             -----------       -----------
      Basic earnings per common share:
      (Loss) income from continuing operations............   $(1,100,600)      $   185,200
      Weighted average common stock outstanding...........     7,375,100         8,340,300
                                                             -----------       -----------
      Basic (loss) earnings per common share .............   $     (0.15)      $      0.02
                                                             ===========       ===========


      Diluted earnings per common share:
      (Loss) income from continuing operations............   $(1,100,600)      $   185,200
                                                             -----------       -----------
      Weighted average common stock outstanding...........     7,375,100         8,340,300
      Additional common stock resulting from
        dilutive securities:
        Preferred stock ..................................          --               2,600
        Shares issuable for stock options and
            warrants .....................................          --              41,000
                                                             -----------       -----------
      Weighted average common stock and
      dilutive ...........................................     7,375,100         8,383,900
                                                             -----------       -----------
            securities outstanding
      Diluted (loss) earnings per common share............   $     (0.15)      $      0.02
                                                             ===========       ===========

     Options and warrants to purchase 3,282,200 and 1,961,500 shares of common stock in 2001 and 2000, respectively, were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.

3.   2001 ACQUISITION

     On February 6, 2001, the Company acquired 100% of the common stock of Moore Entertainment, Inc. ("Moore"), for a maximum purchase price of $2,200,000 plus acquisition costs, totaling approximately $47,500. The purchase price paid at closing included a cash payment of $1,100,000 and the issuance of a promissory note totaling $1,100,000. The principal amount of the promissory note is subject to reduction based on the earnings of Moore during each of the years 2001 through 2004. The promissory note accrues interest at 8% and is payable in four equal annual installments of principal plus accrued interest, commencing May 1, 2002.

     The acquisition of Moore was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Substantially the entire aggregate purchase price has been allocated to goodwill, as the net tangible assets of Moore were not significant at the date of acquisition. The goodwill is being amortized over 10 years.

4    DISCONTINUED OPERATIONS

     During the first quarter of 2001, the Company approved a formal plan to sell its merchandising operations in order to better focus on its core business as a strategic communications and entertainment company. The disposition of the merchandising operations represents the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, this segment is accounted for as a discontinued operation and amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. Management currently believes that it will be able to recover its net investment in discontinued operations and that it will not experience a loss on discontinued operations between the measurement date and the disposal date, which is not expected to exceed twelve months.

     The operating results of discontinued operations are as follows:


                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        -----------------------------
                                                            2001             2000
                                                        -----------       -----------
      Revenues ...................................      $ 1,873,100       $ 3,598,200
      Net loss from discontinued operations before
         income taxes ............................         (233,200)          (94,300)
      Income tax benefit .........................           93,000            53,000
                                                        -----------       -----------
      Net loss from discontinued operations ......      $  (140,200)      $   (41,300)
                                                        ===========       ===========


     The components of assets and liabilities of discontinued operations are as follows:


                                                                     MARCH 31,       DECEMBER 31,
                                                                       2001             2000
                                                                   -----------       -----------
      Current assets:
         Cash and cash equivalents ..........................      $   567,800       $      --
         Accounts receivable ................................          390,300           504,000
         Inventories ........................................          270,000           401,000
         Other current assets ...............................          107,200            47,300
      Current liabilities:
         Accounts payable and accrued liabilities ...........         (956,300)         (486,800)
         Current portion of long-term debt and line of credit         (525,100)         (373,900)
                                                                   -----------       -----------
      Net current (liabilities) assets ......................      $  (146,100)      $    91,600
                                                                   ===========       ===========

      Long-term assets:
         Property and equipment, net ........................      $   633,600       $   671,200
         Other assets, net ..................................        1,879,600         1,915,700
      Long-term liabilities:
         Long-term debt, net of current portion .............          (37,000)          (55,800)
                                                                   -----------       -----------
      Net long-term assets ..................................      $ 2,476,200       $ 2,531,100
                                                                   ===========       -----------


5.   BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     Segment information has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company classifies its continuing operations according to four major client groups within the entertainment services industry: corporate clients, entertainment marketing clients, artist clients and fairs & festivals clients. For corporate clients, the Company creates innovative business communications programs delivered via a broad range of business communications, meeting production, entertainment and event production services. For entertainment marketing clients, the Company develops and executes integrated entertainment marketing and special event initiatives including music tours, television broadcasts and syndicated radio specials. For artist clients, the Company manages the negotiation of recording, touring, merchandising and performance contracts, and the development of long-term career strategies for music industry artists. For fairs & festivals clients, the Company develops content and entertainment programs for its nationwide network of fairs and festivals. Substantially all revenues and long-lived assets of the Company as of and for the three month periods ended March 31, 2001 and 2000, were derived from United States based companies.

     The Company does not internally report separate identifiable assets by client group. The Company evaluates performance of each segment based on several factors, of which the primary financial measure is EBITDA, including other income. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Summarized financial information concerning the Company's reportable segments (and excluding discontinued operations discussed in Note 4) is shown in the following table for the three-month periods ended March 31 (in thousands):


                                              ENTERTAINMENT                  FAIRS &
                                 CORPORATE      MARKETING      ARTIST       FESTIVALS
                                  CLIENTS        CLIENTS       CLIENTS       CLIENTS      CORPORATE       TOTAL
                                 ---------    -------------  -----------   ----------     ---------     ---------
2001:
Revenues                          $ 13,002      $    301      $    541      $     56      $   --        $ 13,900
                                  ========      ========      ========      ========      ========      ========
EBITDA, including other income    $  1,131      $   (322)     $   (106)     $   (353)     $ (1,156)     $   (806)
Depreciation and amortization         (281)          (78)         (161)         (106)          (50)         (676)
Net interest income (expense)            7          --              (1)           (3)         (150)         (147)
                                  --------      --------      --------      --------      --------      --------
Income (loss) from continuing
   operations before
   income taxes                   $    857      $   (400)     $   (268)     $   (462)     $ (1,356)     $ (1,629)
                                  ========      ========      ========      ========      ========      ========

2000:
Revenues                          $ 14,401      $  1,446      $    825      $     32      $   --        $ 16,704
                                  ========      ========      ========      ========      ========      ========
EBITDA                            $  1,995      $   (281)     $    310      $   (200)     $   (851)     $    973
Depreciation and amortization         (292)          (58)         (132)          (52)          (27)         (561)
Net interest income (expense)           48            24            (5)           (2)         (112)          (47)
                                  --------      --------      --------      --------      --------      --------
Income (loss) from continuing
   operations before
   income taxes                   $  1,751      $   (315)     $    173      $   (254)     $   (990)     $    365
                                  ========      ========      ========      ========      ========      ========


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion and analysis is to explain the major factors and variances between periods of the Company's financial condition and results of operations. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and notes thereto included in the Company's 2000 Form 10-K for the fiscal year ended December 31, 2000.

Introduction

The Company is a strategic communications and entertainment company that creates, develops and produces comprehensive programs to reach and engage its clients' target audiences. The Company produces a broad range of innovative business communications programs, develops and produces highly integrated entertainment marketing and special events programs, develops content and entertainment programs for a nationwide network of fairs and festivals and develops and implements career strategies and corporate partnerships for our artist clients.

The Company has built this comprehensive communications and entertainment business model through a combination of internal growth and strategic acquisitions. Since April 1997, the Company has completed 10 strategic acquisitions and has built a comprehensive network of 14 offices to serve its growing client base. In 2000, the Company completed the acquisitions of Romeo Entertainment Group ("Romeo") (January) and EJD Concert Services ("EJD") (April) (collectively, the "2000 Acquisitions"). In February 2001, the Company completed the acquisition of Moore Entertainment ("Moore"). The results of operations of the 2000 Acquisitions and the Moore acquisition are included from the corresponding acquisition dates.

General

In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company classifies its operations according to four major client groups. The Company currently derives a majority of its revenues (94% and 86% for the three months ended March 31, 2001 and 2000, respectively) from the production of innovative business communications programs to help corporate clients reach and engage their target audiences. The Company helps businesses effectively communicate their message via a broad range of business communications, meeting production and entertainment production services. The Company receives a fee for providing these services, which may include developing creative content, providing comprehensive project management and arranging for live entertainment and related production services. Revenue is recognized when the services are completed for each event. Costs of producing the events are also deferred until the event occurs.

The remainder of the Company's revenues are generated from its roster of artist clients (4% and 5% for the three months ended March 31, 2001 and 2000, respectively), entertainment clients (2% and 9% for the three months ended March 31, 2001 and 2000, respectively) and fairs and festivals clients (less than 1% for both periods). Revenues from these three client groups are subject to seasonal variations, with significantly more revenues generated in the second and third calendar quarters. Commissions received from artists' earnings are recognized in the period during which the artist earns the revenue. There are generally only minimal direct costs associated with generating revenue from artist clients. Entertainment marketing revenues and cost of revenues are recognized when the services are completed for each program or, for those programs with multiple events, apportioned to each event and recognized as each event occurs. Fairs and festivals also recognize revenue and cost of revenues when the services are completed for each program.

Results of Operations - Comparison of the three months ended March 31, 2001 and 2000.

Results of operations of the Moore acquisition and each of the 2000 Acquisitions are included from the corresponding acquisition dates.

Revenues decreased $2,803,400, or 17%, to $13,900,400 in the 2001 quarter from $16,703,800 in the 2000 quarter. Of the decrease, $1,395,000 was attributed to the corporate communications client group. The number of corporate meeting and entertainment events decreased to 87 in the 2001 quarter from 115 in the 2000 quarter, as the Company continues to aggressively pursue larger corporate meeting and entertainment events with Fortune 1000 companies. The revenue decrease is further due to the production of a major event with revenues in excess of $4 million in the 2000 period, which event was not repeated by the client in the 2001 period. The decrease in revenue due to the decrease in the number of corporate events was partially offset by the increase in the average revenue per event, to $149,400 in the 2001 period from $125,200 in the 2000 period. In the 2001 period, the Company produced 16 events with revenues in excess of $250,000 compared to 11 such events in the 2000 period.

Revenues from artist clients decreased $284,200 for the 2001 period over the 2000 period. Revenues in the 2000 period included a settlement of commissions from an artist whose relationship with the Company was terminated in January 2000. Revenues from the Company's other artists remained relatively constant between periods. Entertainment marketing revenues decreased $1,144,800 to $301,500 in the 2001 period from $1,446,400 in the 2000 period. The decrease is due primarily to the production, in February 2000, of an entertainment marketing program as part of its continuing obligations under a joint venture arrangement that terminated in December 1999. The Company did not pursue this event in 2001. Revenues from fairs and festivals clients were not significant in the first quarter of 2001 or 2000. This client group does not begin to generate significant revenues until the second quarter.

Cost of revenues decreased $1,976,600 or 17%, to $9,457,400 for the 2001 period from $11,434,000 for the 2000 period. The overall decrease is due to the decrease in revenues from 2000 to 2001. Cost of revenues, as a percentage of revenues, remained constant at 68% between periods.

Selling, general and administrative expenses increased $1,119,400, or 26%, to $5,415,900 for the 2001 period from $4,296,500 for the 2000 period. The increase results primarily from increased personnel and related operating expenses during the second half of 2000 associated with the increased levels of corporate communications business, as well as selling, general and administrative expenses associated with the EJD and Moore Acquisitions. On a sequential basis, selling, general and administrative expenses have remained relatively constant from the levels incurred during the third and fourth quarters of fiscal 2000.

Depreciation and amortization expense increased $115,100, or 21%, to $676,200 for the 2001 period from $561,100 for the 2000 period. The increase results primarily from the amortization of goodwill associated with the EJD acquisition and the Moore acquisition.

In April 2000, the Company entered into a limited liability company agreement, Earth Escapes LLC, which provided for the Company to receive a percentage of the gross revenues, as defined, of the limited liability company. For the 2001 period, the Company recognized $167,700 of income from this arrangement, which amount is included in other income.

Net interest expense increased $100,200, to $147,200 for the 2001 quarter compared to $47,000 for the 2000 quarter. The change is mainly attributable to increased interest expense associated with additional outstanding debt related to the 2000 Acquisitions and the Moore acquisition as well as lower interest income on decreased average cash balances in the 2001 period.

The current period reflects a tax benefit, which as a percentage of loss before income taxes, is 32% for the 2001 period compared to a tax provision of 49% for the 2000 period, which reflect statutory tax rates adjusted for estimated book/tax differences. In addition, the 2001 tax benefit and 2000 tax provision have been adjusted to reflect nondeductible amortization of goodwill for certain of the Company's acquisitions.

Net income (loss) decreased $1,384,700, to a $1,240,800 net loss for the 2001 quarter from $143,900 net income for the 2000 period due to the reasons described above.

Discontinued Operations

During the first quarter of 2001, the Company approved a formal plan to sell its merchandising operations in order to better focus on its core business as a strategic communications and entertainment company. The disposition of the merchandising operations represents the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, this segment is accounted for as a discontinued operation and amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. Management currently believes that it will be able to recover its net investment in discontinued operations and that it will not experience a loss on discontinued operations between the measurement date and the disposal date, which is not expected to exceed twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to fund acquisitions and working capital needs out of operating cash flow. At March 31, 2001, the Company had cash and cash equivalents of $1,208,100 and negative working capital of $2,469,000, which included $3,028,000 of short-term borrowings and current portion of long-term debt. Cash used in continuing operations was $663,400 for the first quarter of 2001 compared to cash provided by continuing operations of $2,183,500 for the first quarter of 2000. The fluctuation in cash flows from operating activities between the 2001 and 2000 periods primarily reflects the net loss generated in the 2001 period and the decrease in advance deposits and deferred revenue due to the timing of receipt of these funds from clients. As of March 31, 2001, one major client had not yet funded two large programs occurring in the second quarter of 2001. In the 2000 period, advance deposits and deferred revenue increased due to the receipt, as of March 31, 2000, of funds from clients for programs occurring in the second quarter of 2000.

Cash used in investing activities for the first quarter of 2001 was $1,149,900 resulting primarily from cashed used for the acquisition of Moore. Cash used in investing activities for the first quarter of 2000 was $3,698,800 and resulted primarily from cash used for the Romeo acquisition.

Cash used in financing activities for the first quarter of 2001 was $729,700, resulting primarily from the repurchase of the Company's common stock and repayment of long-term debt. Cash used in financing activities for the first quarter of 2000 was $976,100, resulting primarily from the repayment of long-term debt and the repurchase of the Company's common stock. For both periods, cash used in financing was offset in part by working capital borrowings on bank lines of credit.

The Company has pursued an aggressive growth strategy since its formation in 1993. From the Company's inception through December 31, 1997, the Company acquired and operated certain businesses that were sold in 1998. The Company relied on external sources of funds, including public offerings of its common stock and bank borrowings, to finance the acquisition of these businesses and to fund the general operations of the Company. In 1998, the Company realized net proceeds of $19,393,800 from the sale of discontinued operations, after repayment of borrowings associated with these businesses and applicable transaction costs. In 1999, the Company received the final $3,000,000 of net proceeds from the sale of such discontinued operations.

The Company has used the proceeds from the sale of these operations to fund part of the 10 strategic acquisitions completed since 1997, excluding discontinued operations. The remainder of the purchase prices of these acquisitions was funded through the issuance of common stock of the Company and the issuance of acquisition notes payable. The acquisition notes are payable in various installments of principal plus accrued interest at 8% through May 2005.

The Company expects to continue its aggressive growth strategy in certain sectors of the entertainment industry. The Company anticipates that future business acquisitions made by the Company will be completed through a combination of cash, notes payable issued to the sellers and the issuance of common stock of the Company to the sellers.

The Company recognizes that its artist management, entertainment marketing and fairs and festivals operations are subject to seasonal variations, with significantly more revenues and cash provided by such operations typically generated during the second and third calendar quarters. Accordingly, although the Company incurred a net loss, utilized cash in its continuing operations during the first quarter of 2001, and has negative working capital at March 31, 2001, management believes that cash flow from future operations and current cash reserves are adequate to meet its current and future working capital requirements. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may issue additional equity and debt securities and may incur, from time to time, additional short- and long-term bank indebtedness. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates and general economic conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms acceptable to the Company. To the extent that the Company is able to finance its growth through internal and external sources of capital, the Company intends to continue to grow its operations through additional acquisitions. There can be no assurance that the Company will be able to acquire any additional businesses, that any businesses that are acquired will be or will become profitable or that the Company will be able to effectively integrate any such businesses into its existing operations.

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

                                     PART II

                                OTHER INFORMATION

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     None

b)   Reports on Form 8 - K

     None for the quarterly period ended March 31, 2001

 SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the cities of Hickory Valley, Tennessee and Encino, California, on the 15th day of May, 2001.



                  TBA ENTERTAINMENT CORPORATION


                  By:  /s/ Thomas Jackson Weaver III
                      ---------------------------------------------------------
                       Thomas Jackson Weaver III
                       Chairman of the Board and Chief Executive Officer



                  By:  /s/ Bryan J. Cusworth
                      ---------------------------------------------------------
                       Bryan J. Cusworth
                       Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)