Form 10-Q
period 2001-06-30
TBA ENTERTAINMENT CORP
filed 2001-08-14
CIK 913201

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of August 3, 2001, the Registrant had outstanding 7,352,300 shares of Common Stock, par value $.001 per share.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q


                                TABLE OF CONTENTS

           PART I - Financial Information

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets...........................   3
           Consolidated Statements of Operations.................   4
           Consolidated Statements of Cash Flows.................   5
           Notes to Consolidated Financial Statements............   6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................  10

           PART II - Other Information

Item 6.    Exhibits and Reports on Form 8-K......................  15

Signatures......................................................   16


                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                  JUNE 30,         DECEMBER 31,
                                                                   2001               2000
                                                                ------------       ------------
                                                                 (UNAUDITED)
                                         ASSETS
Current assets:
   Cash and cash equivalents .............................      $  3,186,600       $  3,751,100
   Accounts receivable, net of allowance for doubtful
       accounts of $173,000 and $182,400,
       respectively ......................................         6,921,500          3,973,000
   Deferred charges and other current assets .............         3,738,900          2,266,400
   Net current assets of discontinued operations .........                --             91,600
                                                                ------------       ------------
             Total current assets ........................        13,847,000         10,082,100

Property and equipment, net ..............................         2,336,200          2,441,700

Other assets, net:
   Goodwill ..............................................        25,221,100         23,834,800
   Other .................................................           577,200            527,200
Net long-term assets of discontinued operations ..........         2,441,500          2,531,100
                                                                ------------       ------------
              Total assets ...............................      $ 44,423,000       $ 39,416,900
                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities ..............      $  9,365,000       $  4,433,900
   Deferred revenue ......................................         3,304,300          2,317,300
   Notes payable and current portion of long-term debt ...         3,144,400          3,049,600
   Net current liabilities of discontinued operations ....           371,900                 --
                                                                ------------       ------------
             Total current liabilities ...................        16,185,600          9,800,800

Long-term debt, net of current portion ...................         4,687,800          4,373,600
                                                                ------------       ------------

             Total liabilities ...........................        20,873,400         14,174,400
                                                                ------------       ------------

Stockholders' equity:
  Preferred stock, $.001 par value; authorized 1,000,000
    shares, 2,200 of Series A convertible
    preferred stock issued and outstanding, liquidation
    preference $100 ......................................               100                100
  Common stock, $.001 par value; authorized 20,000,000
    shares, 7,352,300 shares outstanding, 8,857,100 shares
    issued ...............................................             8,900              8,900

  Additional paid in capital .............................        30,600,700         30,600,700
  Retained (deficit) earnings ............................          (938,800)           133,500
  Less treasury stock, at cost, 1,504,800
    and 1,349,500 shares, respectively ...................        (6,121,300)        (5,500,700)
                                                                ------------       ------------

             Total stockholders' equity ..................        23,549,600         25,242,500
                                                                ------------       ------------

             Total liabilities and stockholders' equity ..      $ 44,423,000       $ 39,416,900
                                                                ============       ============

                 See notes to consolidated financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                   JUNE 30,                               JUNE 30,
                                                        -------------------------------       -------------------------------
                                                            2001               2000               2001                2000
                                                        ------------       ------------       ------------       ------------
Revenues .........................................      $ 22,330,200       $ 16,492,900       $ 36,230,600       $ 33,196,700
Costs related to revenue .........................        14,698,700         10,915,600         24,156,100         22,349,600
                                                        ------------       ------------       ------------       ------------
  Gross profit margin ............................         7,631,500          5,577,300         12,074,500         10,847,100

Selling, general and administrative expenses .....         5,616,800          4,482,100         11,032,700          8,778,600
Depreciation and amortization expense ............           729,900            594,800          1,406,100          1,155,900
Other income .....................................          (127,200)                --           (294,900)                --
Interest expense, net ............................           124,800             56,900            272,000            103,900
                                                        ------------       ------------       ------------       ------------

Income (loss) from continuing operations before
  income taxes ...................................         1,287,200            443,500           (341,400)           808,700
Income tax provision .............................           643,000            256,800            115,000            436,800
                                                        ------------       ------------       ------------       ------------
Income (loss) from continuing operations .........           644,200            186,700           (456,400)           371,900
Discontinued operations:
  Loss from discontinued operations, net of
    income tax benefit of $317,000 and $37,800,
    respectively, for the three months ended
    June 30, and $410,000 and $90,800,
    respectively, for the six months
    ended June 30 ................................          (475,700)           (35,900)          (615,900)           (77,200)
                                                        ------------       ------------       ------------       ------------

Net income (loss) ................................      $    168,500       $    150,800       $ (1,072,300)      $    294,700
                                                        ============       ============       ============       ============

Earnings per common share -- basic:
  Income (loss) from continuing operations .......      $       0.09       $       0.02       $      (0.06)      $       0.05
  Loss from discontinued operations ..............             (0.07)                --              (0.09)             (0.01)
                                                        ------------       ------------       ------------       ------------
Net income (loss) per common share - basic .......      $       0.02       $       0.02       $      (0.15)      $       0.04
                                                        ============       ============       ============       ============

Earnings per common share -- diluted:
  Income (loss) from continuing operations .......      $       0.09       $       0.02       $      (0.06)      $       0.05
  Loss from discontinued operations ..............             (0.07)                --              (0.09)             (0.01)
                                                        ------------       ------------       ------------       ------------
Net income (loss) per common share - diluted .....      $       0.02       $       0.02       $      (0.15)      $       0.04
                                                        ============       ============       ============       ============


                 See notes to consolidated financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                    -------------------------------
                                                                        2001               2000
                                                                    ------------       ------------
Cash flows from operating activities:
    Net income (loss) ........................................      $ (1,072,300)      $    294,700
                                                                    ------------       ------------
    Adjustments to reconcile net income
     (loss) to net cash provided
      by continuing operations:
        Loss from discontinued operations ....................           615,900             77,200
        Depreciation and amortization ........................         1,406,100          1,155,900
        Changes in assets and liabilities:
             (Increase)  in accounts receivable ..............        (2,971,200)        (1,082,700)
             (Increase) in deferred charges
               and other current assets ......................        (1,595,700)        (3,748,500)
             (Increase) in other assets ......................           (70,800)           (87,300)
             Increase in accounts payable and
               accrued liabilities ...........................         5,235,500          1,531,300
             Increase in advance deposits and deferred
               revenue .......................................         1,029,600          9,076,100
                                                                    ------------       ------------
                    Total adjustments ........................         3,649,400          6,922,000
                                                                    ------------       ------------
                    Net cash provided by continuing operations         2,577,100          7,216,700
                                                                    ------------       ------------

Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired ..........        (1,514,800)        (4,653,700)
    Expenditures for property and equipment ..................          (255,100)          (383,100)
                                                                    ------------       ------------
                    Net cash used in investing activities ....        (1,769,900)        (5,036,800)
                                                                    ------------       ------------
Cash flows from financing activities:
      Net borrowings on credit lines .........................           500,000            325,000
      Repurchase of common stock .............................          (620,500)        (1,152,600)
      Repayments of long-term debt ...........................        (1,251,200)        (1,467,800)
                                                                    ------------       ------------
                    Net cash used in financing activities ....        (1,371,700)        (2,295,400)
                                                                    ------------       ------------

Net decrease in cash and cash equivalents ....................          (564,500)          (115,500)

Cash and cash equivalents - beginning of period ..............         3,751,100         12,935,900
                                                                    ------------       ------------
Cash and cash equivalents - end of period ....................      $  3,186,600       $ 12,820,400
                                                                    ============       ============
Cash paid for interest .......................................      $    242,800       $    167,700
                                                                    ------------       ------------
Cash paid for income taxes ...................................      $    217,000       $    449,400
                                                                    ------------       ------------


                 See notes to consolidated financial statements.

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY AND BASIS OF PRESENTATION:

   TBA Entertainment Corporation and subsidiaries (collectively, the
   "Company") is a strategic communications and entertainment company that creates, develops and produces comprehensive programs to reach and engage its clients' target audiences. The Company produces a broad range of innovative business communications programs, develops and produces integrated entertainment marketing and special events programs, develops content and entertainment programs for a nationwide network of fairs and festivals and develops and implements career strategies and corporate partnerships for our artist clients. The Company was incorporated in Tennessee in June 1993 and reincorporated in Delaware in September 1997.

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

   In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2001, the results of its operations for the three and six month periods ended June 30, 2001 and 2000, respectively, and its cash flows for the six month periods ended June 30, 2001 and 2000 have been included. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

   Reclassification

   Certain prior period amounts have been reclassified to conform to the current period presentation.

   Recently Issued Accounting Standards

   The Financial Accounting Standards Board recently approved two statements:
   SFAS No. 141. "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which provide guidance on the accounting for business combinations, requires all future business combinations to be accounted for using the purchase method, discontinues amortization of goodwill, defining when and how other intangible assets are amortized, and requires an annual impairment test for goodwill. We plan to adopt these statements effective January 1, 2002. We are currently reviewing these standards to determine the impact on our results of operation and financial position. The most significant potential effect on our financial statement of adoption would be discontinuing goodwill amortization and the possible recording of goodwill impairment loss measured as of the date of adoption.

2. NET INCOME (LOSS) PER COMMON SHARE

   The following table sets forth the unaudited computations of basic and diluted earnings per common share from continuing operations:

                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                               ----------------------------      -----------------------------
                                                   2001            2000              2001              2000
                                               -----------      -----------      -----------       -----------
Basic earnings (loss) per common share:
Income (loss) from continuing operations ...   $   644,200      $   186,700      $  (456,400)      $   371,900

Weighted average common stock outstanding ..     7,352,300        8,177,500        7,363,600         8,259,000
                                               -----------      -----------      -----------       -----------
Basic earnings (loss) per common share .....   $      0.09      $      0.02      $     (0.06)      $      0.05
                                               ===========      ===========      ===========       ===========
Diluted earnings per common share:
Income (loss) from continuing operations ...   $   644,200      $   186,700      $  (456,400)      $   371,900
                                               -----------      -----------      -----------       -----------
Weighted average common stock outstanding ..     7,352,300        8,177,500        7,363,600         8,259,000

Additional common stock resulting
  from dilutive securities:
  Preferred stock ..........................         2,200            2,200               --             2,200
  Shares issuable for stock options and
    warrants ...............................         2,100            8,100               --            18,300
                                               -----------      -----------      -----------       -----------
Common stock and dilutive securities
   outstanding .............................     7,356,600        8,187,800        7,363,600         8,279,500
                                               -----------      -----------      -----------       -----------
Diluted earnings (loss) per common share ...   $      0.09      $      0.02      $     (0.06)      $      0.05
                                               ===========      ===========      ===========       ===========


   Options and warrants to purchase 1,375,800 and 3,101,500 shares of common stock in 2001 and 2000, respectively, were not considered in calculating diluted earnings per share for the three month periods as their inclusion would have been anti-dilutive.


3. BUSINESS ACQUISITIONS

   On February 6, 2001, the Company acquired 100% of the common stock of Moore Entertainment, Inc. ("Moore"), for a maximum purchase price of $2,200,000 plus acquisition costs, totaling approximately $52,400. The purchase price paid at closing included a cash payment of $1,100,000 and the issuance of a promissory note totaling $1,100,000. The principal amount of the promissory note is subject to reduction based on the earnings of Moore during each of the years 2001 through 2004. The promissory note accrues interest at 8% and is scheduled for four principal and interest payments, with amounts calculated as determined in the related promissory note, commencing as early as May 1, 2002.

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

4. DISCONTINUED OPERATIONS

   During the first quarter of 2001, the Company approved a formal plan to sell its merchandising operations in order to better focus on its core business as a strategic communications and entertainment company. The disposition of the merchandising operations represents the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, this segment is accounted for as a discontinued operation and amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. Management currently believes that it will be able to recover its net investment in discontinued operations and that it will not experience a material loss on discontinued operations between July 1, 2001 and the disposal date, which is not expected to exceed twelve months from the measurement date.

   The unaudited operating results of discontinued operations are as follows:

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                       ----------------------------      ----------------------------
                                                          2001             2000             2001             2000
                                                       -----------      -----------      -----------      -----------
      Revenues ......................................  $ 1,216,800      $ 2,475,000      $ 3,089,900      $ 6,073,200
      Net loss from discontinued operations before
         income taxes ...............................     (792,700)         (73,700)      (1,025,900)        (168,000)
      Income tax benefit ............................      317,000           37,800          410,000           90,800
                                                       -----------      -----------      -----------      -----------
      Net loss from discontinued operations .........  $  (475,700)     $   (35,900)     $  (615,900)     $   (77,200)
                                                       ===========      ===========      ===========      ===========

   The components of assets and liabilities of discontinued operations are as follows:

                                                         JUNE 30,        DECEMBER 31,
                                                           2001              2000
                                                        -----------      ------------
        Current assets:
           Cash and cash equivalents .................  $   442,200      $        --
           Accounts receivable .......................      174,600          504,000
           Inventories ...............................      122,800          401,000
           Other current assets ......................      123,600           47,300
        Current liabilities:
           Accounts payable and accrued liabilities ..     (659,100)        (486,800)
           Current portion of long-term debt
             and line of credit ......................     (576,000)        (373,900)
                                                        -----------      -----------
        Net current (liabilities) assets .............  $  (371,900)     $    91,600
                                                        ===========      ===========

        Long-term assets:
           Property and equipment, net ...............  $   617,200      $   671,200
           Other assets, net .........................    1,843,400        1,915,700
        Long-term liabilities:
           Long-term debt, net of current portion ....      (19,100)         (55,800)
                                                        -----------      -----------
        Net long-term assets .........................  $ 2,441,500      $ 2,531,100
                                                        ===========      ===========

5. Business Segment and Geographic Information

   Segment information has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company classifies its continuing operations according to four major client groups within the entertainment services industry: corporate clients, entertainment marketing clients, artist clients and fairs & festivals clients. For corporate clients, the Company creates innovative business communications programs delivered via a broad range of business communications, meeting production, entertainment and event production services. For entertainment marketing clients, the Company develops and executes integrated entertainment marketing and special event initiatives including music tours, television broadcasts and syndicated radio specials. For artist clients, the Company manages the negotiation of recording, touring, merchandising and performance contracts, and the development of long-term career strategies for music industry artists. For fairs & festivals clients, the Company develops content and entertainment programs for its nationwide network of fairs and festivals. Substantially all revenues and long-lived assets of the Company as of and for the three and six month periods ended June 30, 2001 and 2000, were derived from United States based companies.

   The Company does not internally report separate identifiable assets by client group. The Company evaluates performance of each segment based on several factors, of which the primary financial measure is EBITDA, including other income. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Summarized financial information concerning the Company's reportable segments (and excluding discontinued operations discussed in Note
   4) is shown in the following table for the three-month and six-month periods ended June 30 (in thousands):

                                              ENTERTAINMENT                FAIRS &
                                   CORPORATE    MARKETING     ARTIST      FESTIVALS
                                   CLIENTS       CLIENTS      CLIENTS      CLIENTS     CORPORATE      TOTAL
                                   ---------  -------------   -------     ---------    ---------     --------
THREE MONTHS ENDED
JUNE 30,

2001:
Revenues                           $ 16,803      $ 3,091      $ 1,094      $ 1,342      $    --      $ 22,330
                                   ========      =======      =======      =======      =======      ========
EBITDA, including other income     $  2,462      $   362      $   319      $   (63)     $  (938)     $  2,142
Depreciation and amortization          (300)         (85)        (160)        (106)         (79)         (730)
Net interest income (expense)            (2)          10           (2)          (9)        (122)         (125)
                                   --------      -------      -------      -------      -------      --------
Income (loss) from continuing
  operations before
  income taxes                     $  2,160      $   287      $   157      $  (178)     $(1,139)     $  1,287
                                   ========      =======      =======      =======      =======      ========

2000:
Revenues                           $ 13,079      $ 1,269      $   834      $ 1,311      $    --      $ 16,493
                                   ========      =======      =======      =======      =======      ========
EBITDA                             $  1,626      $   (54)     $   301      $    66      $  (843)     $  1,096
Depreciation and amortization          (279)         (14)        (134)        (141)         (27)         (595)
Net interest income (expense)            57           54           (4)          (7)        (157)          (57)
                                   --------      -------      -------      -------      -------      --------
Income (loss) from continuing
  operations before
  income taxes                     $  1,404      $   (14)     $   163      $   (82)     $(1,027)     $    444
                                   ========      =======      =======      =======      =======      ========

SIX MONTHS ENDED
JUNE 30,

2001:
Revenues                           $ 29,805      $ 3,392      $ 1,635      $ 1,399      $    --      $ 36,231
                                   ========      =======      =======      =======      =======      ========
EBITDA, including other income     $  3,594      $    40      $   213      $  (416)     $(2,094)     $  1,337
Depreciation and amortization          (581)        (163)        (321)        (212)        (129)       (1,406)
Net interest income (expense)             5           10           (3)         (12)        (272)         (272)
                                   --------      -------      -------      -------      -------      --------
Income (loss) from continuing
  operations before
  income taxes                     $  3,018      $  (113)     $  (111)     $  (640)     $(2,495)     $   (341)
                                   ========      =======      =======      =======      =======      ========

2000:
Revenues                           $ 27,480      $ 2,715      $ 1,660      $ 1,342      $    --      $ 33,197
                                   ========      =======      =======      =======      =======      ========
EBITDA                             $  3,622      $  (336)     $   612      $  (134)     $(1,695)     $  2,069
Depreciation and amortization          (571)         (71)        (267)        (193)         (54)       (1,156)
Net interest income (expense)           105           78           (9)          (9)        (269)         (104)
                                   --------      -------      -------      -------      -------      --------
Income (loss) from continuing
  operations before
  income taxes                     $  3,156      $  (329)     $   336      $  (336)     $(2,018)     $    809
                                   ========      =======      =======      =======      =======      ========

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

General

In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company classifies it operations according to four major client groups. The Company currently derives a majority of its revenues (82% and 83% of total revenue for the six month periods ended June 30, 2001 and 2000, respectively) from the production of innovative business communications programs to help corporate clients reach and engage their target audiences. The Company helps businesses effectively communicate their message via a broad range of business communications, meeting production, and entertainment production services. The Company receives a fee for providing these services, which may include developing creative content, providing comprehensive project management and arranging for live entertainment and related production services. Revenue is recognized when the services are completed for each event. Costs of producing the events are also deferred until the event occurs.

The remainder of the Company's revenues are generated from its roster of artist clients (5% of total revenues for both six month periods ended June 30, 2001 and 2000), entertainment marketing clients (9% and 8% of total revenues for the six months ended June 30, 2001 and 2000, respectively) and fairs and festivals clients (4% of total revenues for both six month periods ended June 30, 2001 and 2000). Revenues from these three clients groups are subject to seasonal variations, with significantly more revenues generated in the second and third calendar quarters. Commissions received from artists' earnings are recognized in the period during which the artist earns the revenue. There are generally only minimal direct costs associated with generating revenue from artist clients. Entertainment marketing revenues and cost of revenues are recognized when the services are completed for each program or, for those programs with multiple events, apportioned to each event and recognized as each event occurs. Fairs and festivals also recognize revenue and cost of revenues when the services are completed for each program.

Discontinued Operations

During the first quarter of 2001, the Company approved a formal plan to sell its merchandising operations in order to better focus on its core business as a strategic communications and entertainment company. The disposition of the merchandising operations represents the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, this segment is accounted for as a discontinued operation and amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. Management currently believes that it will be able to recover its net investment in discontinued operations and that it will not experience a material loss on discontinued operations between July 1, 2001 and the disposal date, which is not expected to exceed twelve months from the measurement date.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Results of operations of the Moore acquisition and each of the 2000 Acquisitions are included from the corresponding acquisition dates.

Revenues increased $3,033,900, or 9%, to $36,230,600 in the 2001 period from $33,196,700 in the 2000 period. Of the increase, $2,325,000 was attributable to the corporate client group. The Company continues to aggressively pursue larger corporate client events with Fortune 1000 companies. Due, in part, to two major events, which were produced during the second quarter of 2001, the average revenue per event increased to $175,300 in the 2001 period from $121,100 in the 2000 period. In the 2001 period, the Company produced 23 corporate client events with revenues in excess of $250,000 compared to 17 such events in the 2000 period. The increase in revenues due to the increase in the average revenue per event was partially offset by a decrease in the total number of corporate client events to 170 in the 2001 period from 227 in the 2000 period.

Entertainment marketing revenues increased $676,700, or 25%, to $3,339,900 for the 2001 period from $2,715,200 for the 2000 period. The increase is due to a major entertainment marketing project delivered during the second quarter of 2001, which was partially offset by an entertainment marketing program not pursued in 2001, which was produced during the first quarter of 2000 as part of its continuing obligations under a joint venture agreement that terminated in December 1999. Revenues from artist clients and fairs and festivals clients remained relatively constant between the 2001 and 2000 periods.

Cost of revenues increased $1,806,500, or 8%, to $24,156,100 for the 2001 period from $22,349,600 for the 2000 period. The overall increase is due to the increase in revenues from 2000 to 2001. Cost of revenues, as a percentage of revenues, remained constant at 67% between periods.

Selling, general and administrative expenses increased $2,254,100, or 26%, to $11,032,700 for the 2001 period from $8,778,600 for the 2000 period. The increase results primarily from increased personnel and related operating expenses added during the second half of 2000 associated with the increased levels of business from corporate clients, as well as incremental selling, general and administrative expenses associated with the EJD (in April 2000) and Moore (in February 2001) acquisitions. After factoring in the impact of the Moore acquisition in 2001, selling, general and administrative expenses in the 2001 period remained relatively consistent on a sequential basis from the level incurred during the second half of 2000.

Depreciation and amortization expense increased $250,200, or 22%, to $1,406,100 for the 2001 period from $1,155,900 for the 2000 period. The increase results primarily from the amortization of goodwill associated with the EJD and Moore acquisitions as well as increased depreciation of property and equipment.

Other income of $294,900 in 2001 is comprised primarily of income from an agreement with Earth Escapes LLC, which was entered into during April 2000 and which provided for the Company to receive a percentage of gross revenues, as defined.

Net interest expense increased $168,100, or 62%, to $272,000 for the 2001 period compared to $103,900 for the 2000 period. The change is primarily attributable to increased interest expense associated with the additional outstanding debt related to the 2000 Acquisitions and the Moore acquisition as well as lower interest income on decreased average cash balances in the 2001 period.

The income tax provision for the 2001 period is $115,000 on a loss from continuing operations before income taxes of $341,400 compared to a tax provision of 54%, or $436,800, for the 2000 period on income from continuing operations before income taxes of $808,700. The tax provisions reflect statutory tax rates adjusted for estimated book/tax differences and reflect the impact of nondeductible amortization of goodwill for certain of the Company's acquisitions.

Net income (loss) from continuing operations decreased $828,300 to a $456,400 net loss for the 2001 period from $371,900 net income for the 2000 period due to the reasons described above.

Net loss from discontinued operations increased $538,700, to $615,900 for the 2001 period compared to $77,200 for the 2000 period. The change is primarily attributable to a $2,983,200 reduction in revenues (and resultant gross profit margin) between periods as well as non-recurring costs incurred during the second quarter of 2001 relating to the termination of certain division employees.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Results of operations of the Moore acquisition and the EJD acquisition are included from the corresponding acquisition dates.

Revenues increased $5,837,300, or 35%, to $22,330,200 in the 2001 quarter from $16,492,900 in the 2000 quarter. Of the increase, $3,724,000 was attributable to the corporate client group. The Company continues to aggressively pursue larger corporate client events with Fortune 1000 companies. Due, in part, to two major events, which were produced during the 2001 quarter, versus one such major event produced during the 2000 quarter, the average revenue per event increased to $202,400 in the 2001 period from $115,700 in the 2000 quarter. In the 2001 quarter, the Company produced 9 corporate client events with revenues in excess of $250,000 compared to 6 such events in the 2000 period. The increase in revenues due to the increase in the average revenue per event was partially offset by a decrease in the total number of corporate client events to 83 in the 2001 period from 113 in the 2000 period.

Entertainment marketing revenues increased $1,821,600, or 143%, to $3,090,400 for the 2001 quarter from $1,268,800 for the 2000 quarter. The increase is primarily due to a major entertainment marketing project delivered during the 2001 quarter, which did not take place during the 2000 quarter. Revenues from artist clients increased $259,900, or 31%, primarily due to an increase in the Company's artist roster and a successful national tour by one of the Company's artist clients. Revenues from festivals clients remained relatively constant between the 2001 and 2000 periods.

Cost of revenues increased $3,783,100, or 35%, to $14,698,700 for the 2001 quarter from $10,915,600 for the 2000 quarter. The overall increase is due to the increase in revenues from 2000 to 2001. Cost of revenues, as a percentage of revenues, remained constant at 66% between periods.

Selling, general and administrative expenses increased $1,134,700, or 25%, to $5,616,800 for the 2001 quarter from $4,482,100 for the 2000 quarter. The increase results primarily from increased personnel and related operating expenses added during the second half of 2000 associated with the increased levels of business from corporate clients, as well as incremental selling, general and administrative expenses associated with the Moore acquisition (in February 2001). After factoring in the impact of the Moore acquisition in 2001, selling, general and administrative expenses in the second quarter of 2001 remained relatively consistent on a sequential basis from the levels incurred during each of the preceding three quarters.

Depreciation and amortization expense increased $135,100, or 23%, to $729,900 for the 2001 quarter from $594,800 for the 2000 quarter. The increase results primarily from the amortization of goodwill associated with the Moore acquisition as well as increased depreciation of property and equipment.

Other income of $127,200 in 2001 is comprised primarily of income from an agreement with Earth Escapes LLC, which was entered into during April 2000 and which provided for the Company to receive a percentage of gross revenues, as defined.

Net interest expense increased $67,900, or 19%, to $124,800 for the 2001 quarter compared to $56,900 for the 2000 quarter. The change is primarily attributable to increased interest expense associated with the additional outstanding debt related to the Moore acquisition as well as lower interest income on decreased average cash balances in the 2001 quarter.

The tax provision, as a percentage of income before income taxes, is $643,000, or 50%, for the 2001 period compared to a tax provision of $256,800, or 58%, for the 2000 period. The tax provisions reflect statutory tax rates adjusted for estimated book/tax differences and reflect the impact of nondeductible amortization of goodwill for certain of the Company's acquisitions.

Net income from continuing operations increased $457,500 to $644,200 for the 2001 quarter from $186,700 for the 2000 quarter due to the reasons described above.

Net loss from discontinued operations increased $439,800, to $475,700 for the 2001 quarter compared to $35,900 for the 2000 quarter. The change is primarily attributable to a $1,258,200 reduction in revenues (and resultant gross profit margin) between quarters as well as non-recurring costs incurred during the 2001 quarter relating to the termination of certain division employees.

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to fund acquisitions and working capital needs out of operating cash flow for the six months ended June 30, 2001. At June 30, 2001, the Company had cash and cash equivalents of $3,186,600 and a working capital deficit of $2,338,600, which included $3,144,400 of short-term borrowings and the current portion of long-term debt. Cash provided by continuing operations was $2,577,100 for the first six months of 2001 compared to cash provided by continuing operations of $7,216,700 for the first six months of 2000. The decrease in cash provided by continuing operations between the 2001 and 2000 periods primarily reflects the combined impact of the net loss generated in the 2001 period, the decrease in deferred revenue due to the comparative timing of receipt of advance deposits from clients, and the increase in accounts receivable, which was partially offset by the increase in accounts payable and accrued liabilities in 2001. As of June 30, 2001, the Company had increased accounts receivable and accrued expenses associated with a major entertainment marketing project delivered during June 2001. As of June 30, 2000, the Company had received substantial advance deposits on two entertainment marketing events which took place during the third quarter of 2000 and which are not taking place during 2001.

Cash used in investing activities for the first six months of 2001 was $1,769,900, resulting primarily from the Moore acquisition. Cash used in investing activities for the first six months of 2000 was $5,036,800, resulting primarily from cash used for the Romeo and EJD acquisitions.

Cash used in financing activities for the first six months of 2001 was $1,371,700, resulting primarily from the repurchase of 155,300 shares of the Company's common stock and the repayment of long-term debt, offset in part, by drawings on credit lines. Cash used in financing activities for the first six months of 2000 was $2,295,400, resulting primarily from the repayment of long-term debt and the repurchase of the Company's common stock.

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

The Company has used the proceeds from the sale of these operations to fund part of the 10 strategic acquisitions completed since 1997, excluding discontinued operations. The remainder of the purchase prices of these acquisitions was funded through the issuance of common stock of the Company and the issuance of acquisition notes payable. The acquisition notes are payable in various installments of principal plus accrued interest at 8% through April 2006.

Subsequent to quarter end, the Company obtained an extension of the due date of its term note from June 30, 2001 to October 1, 2001. The principal balance at June 30, 2001 was $823,300. In addition, the Company has lines of credit totaling $1,059,000 due at various times during fiscal 2001.

The Company expects to continue its aggressive growth strategy in certain sectors of the entertainment industry. The Company anticipates that future business acquisitions made by the Company will be completed through a combination of cash, issuance of notes payable to the sellers and the potential issuance of the Company's common stock to the sellers.

The Company recognizes that its artist management, entertainment marketing and fairs and festivals operations are subject to seasonal variations, with significantly more revenues and cash provided by such operations typically generated during the second and third calendar quarters. Although the Company has incurred a net loss during the first six months of 2001 and has negative working capital at June 30, 2001, it provided $3,240,500 in net cash from continuing operations during the second quarter of 2001. Accordingly, management believes that cash flow from future operations and current cash reserves are adequate to meet its current and future working capital requirements. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may issue additional equity and debt securities and may incur, from time to time, additional short- and long-term bank indebtedness. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates and general economic conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms acceptable to the Company. To the extent that the Company is able to finance its growth through internal and external sources of capital, the Company intends to continue to grow its operations through additional acquisitions. There can be no assurance that the Company will be able to acquire any additional businesses, that any businesses that are acquired will be or will become profitable or that the Company will be able to effectively integrate any such businesses into its existing operations.

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

                                     PART II

                                OTHER INFORMATION

                 TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)    Exhibits

          10.1  TBA Entertainment Corporation Employee Stock Purchase Plan
                (incorporated by reference to the same exhibit number in Registrant's Registration Statement on Form S-8 (Registration
                Number 333-62284)).

  b)    Reports on Form 8-K

           None for the quarterly period ended June 30, 2001

SIGNATURES

   In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the cities of Hickory Valley, Tennessee and Encino, California, on the 14th day of August 2001.

                                       TBA ENTERTAINMENT CORPORATION


                                       By: /s/ Thomas Jackson Weaver III
                                           ------------------------------------
                                           Thomas Jackson Weaver III
                                           Chairman of the Board and Chief
                                           Executive Officer


                                       By: /s/ Bryan J. Cusworth
                                           ------------------------------------
                                           Bryan J. Cusworth
                                           Executive Vice President, Chief
                                           Financial Officer and
                                           Treasurer (Principal Accounting
                                           and Financial Officer)