Form 10-Q
period 2001-09-30
TBA ENTERTAINMENT CORP
filed 2001-11-14
CIK 913201

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

COMMISSION FILE NUMBER
0-22582

TBA ENTERTAINMENT CORPORATION
(Exact Name of Registrant as specified in its Charter)

DELAWARE	62-1535897
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

16501 VENTURA BOULEVARD, SUITE 601
ENCINO, CALIFORNIA	91436
(Address of principal executive offices)	(Zip Code)

(818) 728-2600
(Registrant’s telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [   ]

As of November 2, 2001, the Registrant had outstanding 7,360,000 shares of Common Stock, par value $.001 per share.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$2,279,900	$3,751,100
Accounts receivable, net of allowance for doubtful accounts of $240,300 and $182,400, respectively	2,781,800	3,973,000
Deferred charges and other current assets	3,375,700	2,266,400
Net current assets of discontinued operations	98,300	91,600

Total current assets	8,535,700	10,082,100
Property and equipment, net	2,162,700	2,441,700
Other assets, net:
Goodwill	25,207,300	23,834,800
Other	569,600	527,200
Net long-term assets of discontinued operations	1,800,800	2,531,100

Total assets	$38,276,100	$39,416,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,806,700	$4,433,900
Deferred revenue	3,404,900	2,317,300
Notes payable and current portion of long-term debt	2,306,500	3,049,600

Total current liabilities	9,518,100	9,800,800
Long-term debt, net of current portion	5,382,600	4,373,600

Total liabilities	14,900,700	14,174,400

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,000,000 shares, 2,100 and 2,200 of Series A convertible preferred stock issued and outstanding, respectively, and liquidation preference $100	100	100
Common stock, $.001 par value; authorized 20,000,000 shares; 7,360,000 and 7,507,600 shares outstanding, respectively; 8,857,200 and 8,857,100 shares issued, respectively	8,900	8,900
Additional paid in capital	30,593,300	30,600,700
Retained (deficit) earnings	(1,136,400)	133,500
Less treasury stock, at cost, 1,497,200 and 1,349,500 shares, respectively	(6,090,500)	(5,500,700)

Total stockholders’ equity	23,375,400	25,242,500

Total liabilities and stockholders’ equity	$38,276,100	$39,416,900

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2001	2000	2001	2000

Revenues	$15,882,900	$29,263,800	$52,113,500	$62,460,500
Costs related to revenue	11,523,500	21,897,200	35,679,600	44,246,800

Gross profit margin	4,359,400	7,366,600	16,433,900	18,213,700
Selling, general and administrative expenses	3,715,000	5,340,200	14,747,600	14,118,800
Depreciation and amortization expense	758,300	624,000	2,164,500	1,779,900
Other income	(103,800)	—	(398,700)	—
Interest expense, net	129,500	2,400	401,500	106,300

Income (loss) from continuing operations before income taxes	(139,600)	1,400,000	(481,000)	2,208,700
Income tax provision (benefit)	(211,000)	758,700	(96,000)	1,195,500

Income (loss) from continuing operations	71,400	641,300	(385,000)	1,013,200
Discontinued operations:
Loss from discontinued operations, net of income tax benefit of $47,000 and $33,700, respectively, for the three months ended September 30, and $457,000 and $124,500, respectively, for the nine months ended September 30	(269,000)	(28,300)	(884,900)	(105,500)

Net income (loss)	$(197,600)	$613,000	$(1,269,900)	$907,700

Earnings per common share — basic:
Income (loss) from continuing operations	$0.01	$0.08	$(0.05)	$0.12
Loss from discontinued operations	(0.04)	—	(0.12)	(0.01)

Net income (loss) per common share — basic	$(0.03)	$0.08	$(0.17)	$0.11

Earnings per common share — diluted:
Income (loss) from continuing operations	$0.01	$0.08	$(0.05)	$0.12
Loss from discontinued operations	(0.04)	—	(0.12)	(0.01)

Net income (loss) per common share — diluted	$(0.03)	$0.08	$(0.17)	$0.11

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2001	2000

Cash flows from operating activities:
Net income (loss)	$(1,269,900)	$907,700

Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
Loss from discontinued operations	884,900	105,500
Depreciation and amortization	2,164,500	1,779,900
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,383,400	(4,141,300)
(Increase) in deferred charges and other current assets	(1,325,700)	(2,106,800)
(Increase) decrease in other assets	(67,100)	167,100
(Decrease) increase in accounts payable and accrued liabilities	(401,400)	4,754,000
Increase in advance deposits and deferred revenue	1,087,500	2,424,200

Total adjustments	3,726,100	2,982,600

Net cash provided by continuing operations	2,456,200	3,890,300

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(1,728,400)	(4,107,600)
Expenditures for property and equipment	(284,300)	(573,600)

Net cash used in investing activities	(2,012,700)	(4,681,200)

Cash flows from financing activities:
Net borrowings (payments) on credit lines	400,000	(46,500)
Repurchase of common stock	(620,500)	(1,877,100)
Repayments of long-term debt	(1,694,200)	(1,738,800)

Net cash used in financing activities	(1,914,700)	(3,662,400)

Net decrease in cash and cash equivalents	(1,471,200)	(4,453,300)
Cash and cash equivalents — beginning of period	3,751,100	12,847,600

Cash and cash equivalents — end of period	$2,279,900	$8,394,300

Cash paid for interest	$674,000	$228,100

Cash paid for income taxes	$327,100	$499,600

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND BASIS OF PRESENTATION:

TBA Entertainment Corporation and subsidiaries (collectively, the “Company”) is a strategic communications and entertainment company that creates, develops and produces comprehensive programs to reach and engage its clients’ target audiences. The Company produces a broad range of innovative business communications programs, develops and produces integrated entertainment marketing and special events programs, develops content and entertainment programs for a nationwide network of fairs and festivals and develops and implements career strategies and corporate partnerships for our artist clients. The Company was incorporated in Tennessee in June 1993 and reincorporated in Delaware in September 1997.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete year-end financial statements. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements and related footnotes included in the Company’s Form 10-K for the year ended December 31, 2000.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2001, the results of its operations for the three and nine month periods ended September 30, 2001 and 2000, respectively, and its cash flows for the nine month periods ended September 30, 2001 and 2000 have been included. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Standards

The Financial Accounting Standards Board recently approved two statements: SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which provide guidance on the accounting for business combinations, requires all future business combinations to be accounted for using the purchase method, discontinues amortization of goodwill, defining when and how other intangible assets are amortized, and requires an annual impairment test for goodwill. The Company plans to adopt these statements effective January 1, 2002, however, pursuant to the requirements of SFAS No. 142, the Company will not amortize goodwill on any new acquisitions completed after June 30, 2001. The Company is currently reviewing these standards to determine the impact on its results of operation and financial position. The most significant potential effect on the Company’s financial statement of adoption would be the discontinuation of goodwill amortization and the possible recording of goodwill impairment loss measured as of the date of adoption.

2.	NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the unaudited computations of basic and diluted earnings per common share from continuing operations:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2001	2000	2001	2000

	(UNAUDITED)		(UNAUDITED)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$71,400	$641,300	$(385,000)	$1,013,200
Weighted average common stock outstanding	7,357,700	8,004,300	7,362,600	8,116,500

Basic earnings (loss) per common share	$0.01	$0.08	$(0.05)	$0.12

Diluted earnings per common share:
Income (loss) from continuing operations	$71,400	$641,300	$(385,000)	$1,013,200

Weighted average common stock outstanding	7,357,700	8,004,300	7,362,600	8,116,500
Additional common stock resulting from dilutive securities:
Preferred stock	2,100	2,200	—	2,200
Shares issuable for stock options and
warrants	—	5,500	—	14,500

Common stock and dilutive securities outstanding	7,359,800	8,012,000	7,362,600	8,133,200

Diluted earnings (loss) per common share	$0.01	$0.08	$(0.05)	$0.12

Options and warrants to purchase 1,485,800 shares of common stock for the three and nine month periods ended September 30, 2001 and 3,224,700 and 3,114,000 shares of common stock for the comparable periods in 2000, respectively, were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.

3.	DISCONTINUED OPERATIONS

During the first quarter of 2001, the Company approved a formal plan to sell its merchandising operations in order to better focus on its core business as a strategic communications and entertainment company. The disposition of the merchandising operations represents the disposal of a business segment under Accounting Principles Board (“APB”) Opinion No. 30. Accordingly, this segment is accounted for as a discontinued operation and amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. Management currently believes that it will be able to recover its net investment in discontinued operations and that it will not experience a material loss on discontinued operations between October 1, 2001 and the disposal date, which is not expected to exceed twelve months from the measurement date.

The unaudited operating results of discontinued operations are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2001	2000	2001	2000

Revenues	$505,600	$2,756,800	$3,595,500	$8,830,000
Net loss from discontinued operations before income taxes	(316,000)	(62,000)	(1,341,900)	(230,000)
Income tax benefit	47,000	33,700	457,000	124,500

Net loss from discontinued operations	$(269,000)	$(28,300)	$(884,900)	$(105,500)

The unaudited components of assets and liabilities of discontinued operations are as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

Current assets:
Cash and cash equivalents	$116,300	$—
Accounts receivable, net	135,500	504,000
Inventories	170,800	401,000
Other current assets	45,300	47,300
Current liabilities:
Accounts payable and accrued liabilities	(357,300)	(486,800)
Current portion of long-term debt (and line of credit at December 31, 2000)	(12,300)	(373,900)

Net current assets	$98,300	$91,600

Long-term assets:
Property and equipment, net	$532,700	$671,200
Other assets, net	1,807,300	1,915,700
Long-term liabilities:
Long-term debt, net of current portion (and line of credit at September 30, 2001)	(539,200)	(55,800)

Net long-term assets	$1,800,800	$2,531,100

4.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company classifies its continuing operations according to four major client groups within the entertainment services industry: corporate clients, entertainment marketing clients, artist clients and fairs & festivals clients. For corporate clients, the Company creates innovative business communications programs delivered via a broad range of business communications, meeting production, entertainment and event production services. For entertainment marketing clients, the Company develops and executes integrated entertainment marketing and special event initiatives including music tours, television broadcasts and syndicated radio specials. For artist clients, the Company manages the negotiation of recording, touring, merchandising and performance contracts, and the development of long-term career strategies for music industry artists. For fairs & festivals clients, the Company develops content and entertainment programs for its nationwide network of fairs and festivals. Substantially all revenues and long-lived assets of the Company as of and for the three and nine month periods ended September 30, 2001 and 2000, were derived from United States based companies.

The Company does not internally report separate identifiable assets by client group. The Company evaluates performance of each segment based on several factors, of which the primary financial measure is EBITDA, including other income. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Unaudited summarized financial information concerning the Company’s reportable segments (and excluding discontinued operations discussed in Note 3) is shown in the following table for the three-month and nine month periods ended September 30 (in thousands):

		ENTERTAINMENT		FAIRS &
	CORPORATE	MARKETING	ARTIST	FESTIVALS
	CLIENTS	CLIENTS	CLIENTS	CLIENTS	CORPORATE	TOTAL

THREE MONTHS ENDED SEPTEMBER 30,
2001:
Revenues	$6,603	$481	$1,327	$7,472	$—	$15,883

EBITDA, including other income	$(390)	$(209)	$610	$1,110	$(373)	$748
Depreciation and amortization	(296)	(98)	(163)	(106)	(95)	(758)
Net interest income (expense)	(2)	12	(1)	(8)	(131)	(130)

Income (loss) from continuing operations before income taxes	$(688)	$(295)	$446	$996	$(599)	$(140)

2000:
Revenues	$14,159	$7,536	$1,191	$6,378	$—	$29,264

EBITDA	$1,839	$(551)	$653	$1,279	$(1,194)	$2,026
Depreciation and amortization	(284)	(49)	(143)	(104)	(44)	(624)
Net interest income (expense)	68	64	(5)	(1)	(128)	(2)

Income (loss) from continuing operations before income taxes	$1,623	$(536)	$505	$1,174	$(1,366)	$1,400

NINE MONTHS ENDED SEPTEMBER 30,
2001:
Revenues	$36,408	$3,872	$2,962	$8,871	$—	$52,113

EBITDA, including other income	$3,204	$(169)	$823	$694	$(2,467)	$2,085
Depreciation and amortization	(858)	(268)	(485)	(319)	(235)	(2,165)
Net interest income (expense)	4	22	(3)	(20)	(404)	(401)

Income (loss) from continuing operations before income taxes	$2,350	$(415)	$335	$355	$(3,106)	$(481)

2000:
Revenues	$41,638	$10,252	$2,850	$7,720	$—	$62,460

EBITDA	$5,460	$(887)	$1,264	$1,145	$(2,888)	$4,094
Depreciation and amortization	(854)	(120)	(410)	(297)	(98)	(1,779)
Net interest income (expense)	173	142	(13)	(10)	(398)	(106)

Income (loss) from continuing operations before income taxes	$4,779	$(865)	$841	$838	$(3,384)	$2,209

5.	SUBSEQUENT EVENT

On October 10, 2001, the Company entered into a new bank credit facility, which provides for maximum borrowings of up to $4,050,000. The credit facility is comprised of: (a) a $1,050,000 term loan, which is repayable in monthly principal installments of $43,750 commencing November 1, 2001, and maturing on September 30, 2003; and (b) a working capital line of up to $3,000,000, which matures on June 30, 2003. The credit facility is secured by all accounts receivable and bears interest, payable monthly, at the Company’s choice of an interest rate based upon LIBOR or the bank’s prime rate, plus an incremental percentage margin, as defined in the Loan and Security Agreement (the “Agreement”) (initial margins are 2.75% for LIBOR loans and .25% for prime rate loans).

Upon the October 10, 2001 closing of the facility, the Company borrowed $2,778,600 ($1,050,000 under the term loan and $1,728,600 under the working capital line), which was set at an initial 90 day LIBOR-based interest rate of 5.18%. The term loan proceeds were used to refinance the remaining principal obligations on the Company’s note payable to a bank and mortgage payable to a bank as reflected in the Company’s December 31, 2000 Form 10-K. Of the working capital line proceeds, $963,000 was used to repay all principal and interest due under the Company’s three revolving lines of credit, with the remaining $765,600 retained as working capital. Accordingly, because virtually all bank debt at September 30, 2001 was refinanced through borrowings on the new credit facility, the Company has classified all bank debt and revolving lines of credit in the accompanying September 30, 2001 balance sheet (including a $500,000 line of credit balance attributable to discontinued operations) pursuant to the new facility’s repayment terms.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion and analysis is to explain the major factors and variances between periods of the Company’s financial condition and results of operations. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and notes thereto included in the Company’s 2000 Form 10-K for the fiscal year ended December 31, 2000.

Introduction

The Company is a strategic communications and entertainment company that creates, develops and produces comprehensive programs to reach and engage its clients’ target audiences. The Company produces a broad range of innovative business communications programs, develops and produces highly integrated entertainment marketing and special events programs, develops content and entertainment programs for a nationwide network of fairs and festivals and develops and implements career strategies and corporate partnerships for our artist clients.

The Company has built this comprehensive communications and entertainment business model through a combination of internal growth and strategic acquisitions. Since April 1997, the Company has completed 11 strategic acquisitions and has built a comprehensive network of 14 offices to serve its growing client base. In 2000, the Company completed the acquisitions of Romeo Entertainment Group (January) and EJD Concert Services (“EJD”) (April) (collectively, the “2000 Acquisitions”). In 2001, the Company completed the acquisitions of Moore Entertainment, Inc. (“Moore”) in February and Alliance Artists, Ltd. (“Alliance”) in July (collectively, the “2001 Acquisitions”). The results of operations of the 2000 Acquisitions and the 2001 Acquisitions are included from the corresponding acquisition dates.

General

In accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company classifies it operations according to four major client groups. The Company currently derives a majority of its revenues (70% and 67% of total revenue from continuing operations for the nine month periods ended September 30, 2001 and 2000, respectively) from the production of innovative business communications programs to help corporate clients reach and engage their target audiences. The Company helps businesses effectively communicate their message via a broad range of business communications, meeting production, and entertainment production services. The Company receives a fee for providing these services, which may include developing creative content, providing comprehensive project management and arranging for live entertainment and related production services. Revenue is recognized when the services are completed for each event. Costs of producing the events are also deferred until the event occurs.

The remainder of the Company’s revenues are generated from its roster of artist clients (6% and 5% of total revenues from continuing operations for the nine months ended September 30, 2001 and 2000), entertainment marketing clients (7% and 16% of total revenues from continuing operations for the nine months ended September 30, 2001 and 2000, respectively) and fairs and festivals clients (17% and 12% of total revenues from continuing operations for the nine month periods ended September 30, 2001 and 2000). Revenues from these three clients groups are subject to seasonal variations, with significantly more revenues generated in the second and third calendar quarters. Commissions received from artists’ earnings are recognized in the period during which the artist earns the revenue. There are generally only minimal direct costs associated with generating revenue from artist clients. Entertainment marketing revenues and cost of revenues are recognized when the services are completed for each program or, for those programs with multiple events, apportioned to each event and recognized as each event occurs. Fairs and festivals also recognize revenue and cost of revenues when the services are completed for each program.

Discontinued Operations

During the first quarter of 2001, the Company approved a formal plan to sell its merchandising operations in order to better focus on its core business as a strategic communications and entertainment company. The disposition of the merchandising operations represents the disposal of a business segment under Accounting Principles Board (“APB”) Opinion No. 30. Accordingly, this segment is accounted for as a discontinued operation and amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. Management currently believes that it will be able to recover its net investment in discontinued operations and that it will not experience a material loss on discontinued operations between October 1, 2001 and the disposal date, which is not expected to exceed twelve months from the measurement date.

RESULTS OF OPERATIONS

FINANCIAL IMPACT OF SEPTEMBER 11 TERRORIST ATTACKS AND GLOBAL ECONOMIC SLOWDOWN

The September 11, 2001 terrorist attacks had a significant negative impact on our nation’s economy and our corporate clients’ businesses in particular. As a result, the Company experienced significantly reduced revenues during the third quarter of 2001 and recorded near breakeven results from continuing operations during what has historically been one of the Company’s seasonally best quarters of the year.

The September 11 terrorist attacks and the global economic slowdown resulted in program cancellations and postponements impacting greater than $5 million of corporate client revenue, which otherwise would have expected to have been realized during the third and fourth quarters of 2001. Additionally, the immediate disruption of the terrorist attacks on the economy and our clients’ businesses has substantially reduced previously anticipated fourth quarter 2001 opportunities for new business. As a result, the Company expects to also realize significantly lower revenues during the fourth quarter of 2001 versus the comparative 2000 period.

In response to this reduction in revenues, the Company has and will continue to take aggressive action to implement cost reductions necessary to ensure that its infrastructure is appropriate for expected business volumes. Such reductions initiated during the third quarter of 2001 included reductions in headcount and related compensation costs, elimination of certain incentive compensation costs, and a reduction in travel-related and other general and administrative expenses.

While the Company has also experienced some cancellations of programs scheduled to take place in early 2002, management believes that the impact on 2002 will not be significant. Although we should all recognize that it is difficult to provide estimates of our future operating results in the current economic, political and military environment, management believes, based on its current view, actions already implemented and absent major additional external disruptions, that the Company’s 2002 operating results, EBITDA and cash flow will significantly improve from the levels the Company is experiencing in 2001.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Results of operations of each of the 2001 Acquisitions and 2000 Acquisitions are included from their corresponding acquisition dates.

Revenues decreased $10,347,000, or 17%, to $52,113,500 in the 2001 period from $62,460,500 in the 2000 period. Of this amount, $5,230,300 was attributable to corporate client group revenues, which decreased 13% to $36,407,900 for the 2001 period from $41,638,200 in the 2000 period. The number of corporate client events decreased to 228 in the 2001 period from 315 in the 2000 period due to a reduction in customer demand during the third quarter of 2001 attributable to matters discussed more fully in Financial Impact of September 11 Terrorist Attacks and Global Economic Slowdown above. Due, in part, to an additional major event produced during the 2001 period, the average revenue per event increased to $159,700 in the 2001 period from $132,300 in the 2000 period. In the 2001 period, the Company produced 30 corporate client events with revenues in excess of $250,000 compared to 36 such events in the 2000 period. For the six months ended June 30, 2001, the corporate client group had experienced an increase versus the comparable 2000 period in revenues and events with revenues in excess of $250,000. Accordingly, the aforementioned shortfalls for the nine-month period are attributable solely to a decrease in comparative third quarter activity (see Comparison of the Three Months Ended September 30, 2001 and 2000).

Entertainment marketing revenues decreased $6,379,100, or 62%, to $3,872,400 for the 2001 period from $10,251,500 for the 2000 period. The decrease is primarily due to the impact of three major, low-margin entertainment marketing programs delivered during the first and third quarters of 2000 that the Company elected not to pursue again during 2001, which were partially offset by a new major entertainment marketing project delivered during the second quarter of 2001. Revenues from artist clients remained relatively constant between the 2001 and 2000 periods. Fairs and festival revenues increased $1,150,900, or 15%, to $8,871,200 from $7,720,300, primarily due to an increase in the number of fair and festival clients for which the Company executed buy/sell arrangements with respect to artist performances.

Cost of revenues decreased $8,567,200, or 19%, to $35,679,600 for the 2001 period from $44,246,800 for the 2000 period. The overall decrease is due to the decrease in revenues from 2000 to 2001. Cost of revenues, as a percentage of revenues, decreased to 68% in the 2001 period from 71% in the 2000 period primarily due to the Company’s decision not to pursue the low-margin entertainment marketing programs during 2001.

Selling, general and administrative expenses increased $628,800, or 4%, to $14,747,600 for the 2001 period from $14,118,800 for the 2000 period. The increase results primarily from incremental selling, general and administrative expenses associated with the EJD (in April 2000), Moore (in February 2001) and Alliance (in July 2001) acquisitions, as well as increased personnel and related operating expenses added during the second half of 2000 associated with the increased levels of business from corporate clients during that period. The increase was partially offset by cost savings implemented during the third quarter of 2001 in response to reduced revenues during that period.

Depreciation and amortization expense increased $384,600, or 22%, to $2,164,500 for the 2001 period from $1,779,900 for the 2000 period. The increase results primarily from the incremental amortization of goodwill associated with the EJD and Moore acquisitions as well as increased depreciation attributable to incremental property and equipment additions. Other income of $398,700 in the 2001 period is comprised primarily of income from an agreement with Earth Escapes LLC, which provided for the Company to receive a percentage of gross revenues, as defined. No such other income was earned during the 2000 period.

Net interest expense increased $295,200 to $401,500 for the 2001 period compared to $106,300 for the 2000 period. The change is primarily attributable to increased interest expense associated with the additional outstanding debt related to the 2000 and 2001 Acquisitions as well as lower interest income on decreased average cash balances in the 2001 period.

The income tax benefit for the 2001 period is $96,000, or 20%, on a loss from continuing operations before income taxes of $481,000 compared to an income tax provision of $1,195,500, or 54%, for the 2000 period on income from continuing operations before income taxes of $2,208,700. The effective tax rates reflect statutory tax rates adjusted for estimated book/tax differences and reflect the impact of nondeductible amortization of goodwill for certain of the Company’s acquisitions.

Net income (loss) from continuing operations decreased $2,177,600 to a $1,269,900 net loss for the 2001 period from $907,700 net income for the 2000 period due to the reasons described above.

Net loss from discontinued operations increased $779,400, to $884,900 for the 2001 period compared to $105,500 for the 2000 period. The change is primarily attributable to a $5,234,500 reduction in revenues from merchandising operations (and resultant gross profit margin) between periods as well as non-recurring costs incurred during 2001 relating to the termination of certain merchandising operations employees.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Results of operations of each of the 2001 Acquisitions and 2000 Acquisitions are included from their corresponding acquisition dates.

Revenues decreased $13,380,900, or 46%, to $15,882,900 in the 2001 quarter from $29,263,800 in the 2000 quarter. Of this amount, $7,555,200 was attributable to corporate client group revenues, which decreased 53% to $6,603,300 for the 2001 quarter from $14,158,500 in the 2000 quarter. The number of corporate client events decreased to 58 in the 2001 quarter from 98 in the 2000 quarter, due to a reduction in customer demand during the 2001 quarter attributable to matters discussed more fully in Financial Impact of September 11 Terrorist Attacks and Global Economic Slowdown above. The average revenue per event decreased to $113,900 in the 2001 quarter from $144,500 in the 2000 quarter, primarily because of the cancellation of a number of large dollar corporate client events during the 2001 quarter. The Company produced 7 corporate client events with revenues in excess of $250,000 in the 2001 quarter compared to 19 such events in the 2000 quarter.

Entertainment marketing revenues decreased $7,055,800, or 94% to $480,500 for the 2001 quarter from $7,536,300 for the 2000 quarter. The decrease is primarily due to two major, low-margin entertainment marketing programs delivered during the 2000 quarter that the Company elected not to pursue again during 2001. Revenues from artist clients increased $135,900, or 11%, primarily due to the acquisition of Alliance and a successful national tour by one of the Company’s artist clients. Revenues from fair and festivals clients increased $1,094,300, or 17%, to $7,472,300 for the 2001 quarter from $6,378,000 for the 2000 quarter, primarily due to an increase in the number of fair and festival clients for which the Company executed buy/sell arrangements with respect to artist performances.

Cost of revenues decreased $10,373,700, or 47%, to $11,523,500 for the 2001 quarter from $21,897,200 for the 2000 quarter. The overall decrease is due to the decrease in revenues from 2000 to 2001. Cost of revenues, as a percentage of revenues, decreased to 73% in the 2001 quarter from 75% in the 2000 quarter, primarily due to the Company’s decision not to pursue the low-margin entertainment marketing programs during 2001.

Selling, general and administrative expenses decreased $1,625,200, or 30%, to $3,715,000 for the 2001 quarter from $5,340,200 for the 2000 quarter. The decrease results primarily from a comparative decrease in sales commission expense attributable to the reduced level of revenues and cost savings implemented during the 2001 quarter, including reductions in headcount and related compensation costs, elimination of certain incentive compensation costs totaling approximately $800,000, and a reduction in travel-related and other general and administrative expenses. The decrease is partially offset by the impact of incremental selling, general and administrative expenses associated with the 2001 Acquisitions.

Depreciation and amortization expense increased $134,300, or 22%, to $758,300 for the 2001 quarter from $624,000 for the 2000 quarter. The increase results primarily from the incremental amortization of goodwill associated with the Moore acquisition as well as increased depreciation attributable to incremental property and equipment additions.

Other income of $103,800 in the 2001 quarter is comprised primarily of income from an agreement with Earth Escapes LLC, which provided for the Company to receive a percentage of gross revenues, as defined. No such other income was earned during the 2000 quarter.

Net interest expense increased $127,100, to $129,500 for the 2001 quarter compared to $2,400 for the 2000 quarter. The change is primarily attributable to increased interest expense associated with the additional outstanding debt related to the 2001 Acquisitions as well as lower interest income on decreased average cash balances in the 2001 quarter.

The income tax benefit for the 2001 quarter is $211,000, or 151%, on a loss from continuing operations before income taxes of $139,600 compared to an income tax provision of $758,700, or 54%, for the 2000 quarter on income from continuing operations before income taxes of $1,400,000. The effective tax rates reflect statutory tax rates adjusted for estimated book/tax differences and reflect the impact of nondeductible amortization of goodwill for certain of the Company’s acquisitions.

Net income from continuing operations decreased $569,900 to $71,400 for the 2001 quarter from $641,300 for the 2000 quarter due to the reasons described above.

Net loss from discontinued operations increased $240,700, to $269,000 for the 2001 quarter compared to $28,300 for the 2000 quarter. The change is primarily attributable to a $2,251,200 reduction in revenues from merchandising operations (and resultant gross profit margin) between quarters.

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to fund acquisitions, debt repayments and working capital needs out of operating cash flow for the nine months ended September 30, 2001. At September 30, 2001, the Company had cash and cash equivalents of $2,279,900 and a working capital deficit of $982,400, which included $2,306,500 of short-term borrowings and the current portion of long-term debt. Cash provided by continuing operations was $2,456,200 for the first nine months of 2001 compared to cash provided by continuing operations of $3,890,300 for the first nine months of 2000. The decrease in cash provided by continuing operations between the 2001 and 2000 periods primarily reflects the combined 2001 impact of the net loss generated during the period and the net changes in working capital components, primarily comprised of the decrease in accounts payable and accrued liabilities and the decrease in accounts receivable. As of September 30, 2000, the Company had a significant level of receivables and payables, which were substantially collected and paid during the fourth quarter of 2000.

Cash used in investing activities for the first nine months of 2001 was $2,102,700, resulting primarily from the 2001 Acquisitions. Cash used in investing activities for the first nine months of 2000 was $4,681,200, resulting primarily from the 2000 Acquisitions.

Cash used in financing activities for the first nine months of 2001 was $1,914,700, resulting primarily from the repurchase of 155,300 shares of the Company’s common stock and the repayment of long-term debt, offset in part, by drawings on credit lines. Cash used in financing activities for the first nine months of 2000 was $3,662,400, resulting primarily from the repayment of long-term debt and the repurchase of shares of the Company’s common stock.

The Company has pursued an aggressive growth strategy since its formation in 1993. From the Company’s inception through December 31, 1997, the Company acquired and operated certain businesses that were sold in 1998. The Company relied on external sources of funds, including public offerings of its common stock and bank borrowings, to finance the acquisition of these businesses and to fund the general operations of the Company. In 1998, the Company realized net proceeds of $19,393,800 from the sale of discontinued operations, after repayment of borrowings associated with these businesses and applicable transaction costs. In 1999, the Company received the final $3,000,000 of net proceeds from the sale of discontinued operations.

The Company has used the proceeds from the sale of these operations to fund part of the 11 strategic acquisitions completed since 1997, excluding discontinued operations. The remainder of the purchase prices of these acquisitions was funded through the issuance of acquisition notes payable and the issuance of common stock of the Company. The acquisition notes are payable in various installments of principal plus accrued interest at 8% through January 2007.

On October 10, 2001, the Company entered into a new bank credit facility, which provides for maximum borrowings of up to $4,050,000. The credit facility is comprised of: (a) a $1,050,000 term loan, which is repayable in monthly principal installments of $43,750 commencing November 1, 2001, and maturing on September 30, 2003; and (b) a working capital line of up to $3,000,000, which matures on June 30, 2003. The credit facility is secured by all accounts receivable and bears interest, payable monthly, at the Company’s choice of an interest rate based upon LIBOR or the bank’s prime rate, plus an incremental percentage margin, as defined in the Agreement (initial margins are 2.75% for LIBOR loans and .25% for prime rate loans). Upon the October 10, 2001 closing of the facility, the Company borrowed $2,778,600 ($1,050,000 under the term loan and $1,728,600 under the working capital line), which was set at an initial 90 day LIBOR-based interest rate of 5.18%. The term loan proceeds were used to refinance the remaining principal obligations on the Company’s note payable to a bank and mortgage payable to a bank as reflected in the Company’s December 31, 2000 Form 10-K. Of the working capital line proceeds, $963,000 was used to repay all principal and interest due under the Company’s three revolving lines of credit, with the remaining $765,600 retained as working capital. Accordingly, because virtually all bank debt at September 30, 2001 was refinanced through borrowings on the new credit facility, the Company has classified all bank debt and revolving lines of credit in the accompanying September 30, 2001 balance sheet (including a $500,000 line of credit balance attributable to discontinued operations) pursuant to the new facility’s repayment terms.

The Company expects to continue its aggressive growth strategy in certain sectors of the entertainment industry. The Company anticipates that future business acquisitions made by the Company will be completed through a combination of cash, issuance of notes payable to the sellers and the potential issuance of the Company’s common stock.

The Company incurred a net loss during the first nine months of 2001, has negative working capital at September 30, 2001, and will experience significantly reduced operating results for the fourth quarter as a result of the September 11 terrorist events and the global economic slowdown. However, the Company has implemented a number of cost reductions and believes that the Company’s 2002 operating results, EBITDA and cash flow will significantly improve from the levels the Company is experiencing in 2001. In addition, the Company has retained Wachovia Securities to assist the Company in evaluating a variety of transactional and financing alternatives. Accordingly, management believes that the Company’s future cash flows from all sources and current cash reserves will be sufficient to satisfy its current and future working capital requirements. In addition, to provide any additional funds necessary for the continued pursuit of the Company’s growth strategies, the Company may issue additional equity and debt securities and may potentially incur, from time to time, additional short- and long-term bank indebtedness. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to the financial condition and performance of the Company, and some of which will be beyond the Company’s control, such as prevailing interest rates and general economic conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms acceptable to the Company. To the extent that the Company is able to finance its growth through internal and external sources of capital, the Company intends to continue to grow its operations through additional acquisitions. There can be no assurance that the Company will be able to acquire any additional businesses, that any businesses that are acquired will be or will become profitable or that the Company will be able to effectively integrate any such businesses into its existing operations.

Forward Looking Statements

The foregoing discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the acquisition of certain businesses and the consummation of future private and public issuances of the Company’s equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives of the Company will be achieved.

PART II

OTHER INFORMATION

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

4.1	Loan and Security Agreement dated October 10, 2001 between AmSouth Bank and TBA Entertainment Corporation and subsidiaries.

b)	Reports on Form 8-K

     None for the quarterly period ended September 30, 2001

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the cities of Hickory Valley, Tennessee and Encino, California, on the 14th day of November 2001.

TBA ENTERTAINMENT CORPORATION

By:	/s/ Thomas Jackson Weaver III
Thomas Jackson Weaver III Chairman of the Board and Chief Executive Officer

By:	/s/ Bryan J. Cusworth
Bryan J. Cusworth Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)