Form 10-K
period 2001-12-31
TBA ENTERTAINMENT CORP
filed 2002-04-16
CIK 913201

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

COMMISSION FILE NUMBER
0-22582

TBA ENTERTAINMENT CORPORATION
(Name of Issuer in its Charter)

DELAWARE	62-1535897
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

16501 VENTURA BOULEVARD
ENCINO, CALIFORNIA	91436
(Address of principal executive offices)	(Zip Code)

(818) 728-2600
(Issuer’s telephone number, including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock as reported on March 28, 2002 on the American Stock Exchange was approximately $24,136,400.

     As of March 28, 2002, 7,362,400 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     None.

PART I

ITEM 1. BUSINESS.

GENERAL

     TBA Entertainment Corporation (“TBA” or the “Company”) is a strategic communications and entertainment company that creates comprehensive programs to reach and engage audiences worldwide. TBA provides a broad range of strategic communications and entertainment services through its four integrated business segments. TBA believes it has a strong presence in each of these very fragmented industries and is building an industry-leading integrated services company. TBA has offices in key markets worldwide to provide local market presence with global impact.

•	Corporate Communications — Develops and produces strategic communications, entertainment and special event services to corporate clients worldwide.

•	Entertainment Marketing — Creates and executes innovative entertainment marketing initiatives including music tours, television broadcasts and special events.

•	Fair and Festivals — Develops and produces a broad range of entertainment programs, national sponsorship initiatives and seasonal programming for fairs and festival clients.

•	Artist Management — Develops and implements career strategies and corporate partnerships for some of the most successful artists in the entertainment industry.

     The integration of TBA’s four business divisions creates competitive advantages for the Company. TBA believes that while a variety of competitors exist with each of the Company’s divisions, none offer the complete scope of services provided by TBA. This intra-company synergy provides TBA’s clients with an expanded range of comprehensive services while creating additional sources of revenues and profits for the Company. For example, in producing corporate meetings and entertainment marketing programs, the Company creates opportunities to showcase artist management clients. Providing entertainment marketing programs for corporate clients conversely provides opportunities to cross-sell client decision makers on other corporate communication and entertainment events.

     The Company’s current operating structure is the result of strategic acquisitions within each of the four business divisions. A brief description of each of the acquisitions completed since January 1, 1998 is included below in the detailed description of each of the four business divisions.

     The Company was incorporated in Tennessee in June 1993 and reincorporated in Delaware in September 1997.

CORPORATE COMMUNICATIONS

     The Corporate Communications division is an industry leader in the strategic development and production of innovative business communications, entertainment and special event programs that enable corporate clients to reach and engage targeted internal and business-to-business audiences worldwide. TBA utilizes award-winning creative capabilities and state-of-the-art technology to help corporate clients worldwide deliver targeted messages that educate, inspire and motivate. The Corporate Communications division targets clients with recurring needs for business communications and entertainment services. The Company’s client list encompasses a number of industry sectors including telecommunications, information technology, pharmaceuticals, food service and insurance. Representative clients include BellSouth, SAP, Applied Materials, Motorola, Elan, McDonald’s Corporation, and Mass Mutual.

     The Corporate Communications division specializes in the creative development, design, production and staging of a wide range of internal and business-to-business events including: sales conferences, business meetings and headline entertainment, product introductions, recognition events, shareholder meetings, live network broadcasts and web casts. TBA believes that it has benefited from the decision by an increasing number of major corporations to outsource their business communications and entertainment needs.

TBA produced approximately 288 and 433 communication and entertainment events in 2001 and 2000, respectively. The recurring nature of these events serves as a source of more predictable revenues as they occur on a more regular basis. The large number of events also provides opportunities for the Company’s other divisions, including corporate event opportunities for TBA’s artist management clients.

     The Corporate division serves its clients from offices nationwide, including Atlanta, Chicago, Dallas, London, Nashville, New York, Salt Lake City and San Diego. These offices were assembled via strategic acquisitions and internal growth over the past three years.

     The Company acquired its first corporate communications company in April 1997 with the acquisition of all of the outstanding capital stock of TBA Entertainment Group Nashville, Inc., formerly Avalon Entertainment Group, Inc. (“AEG”), with offices in Nashville and San Diego. In 1998, the Company acquired all of the outstanding capital stock of TBA Entertainment Group Chicago, Inc., formerly Corporate Productions, Inc. (“CPI”), a Chicago-based company, TBA Entertainment Group Phoenix, Inc., formerly Image Entertainment Productions, Inc. (“Image”), a Phoenix-based company, and TBA Entertainment Group Dallas, Inc., formerly Magnum Communications, Inc. (“Magnum”), with offices in Dallas and Salt Lake City. The Company also opened offices in Atlanta and New York in 1999 and London in 2000 to service its growing client list.

     With the completion of the acquisitions and internal growth described above, TBA delivers a full range of strategic communications and entertainment services to its clients. The Corporate Communications division emphasizes the coordination and allocation of resources and services between the division’s offices. TBA has long-standing relationships with freelance contractors in various production, technical and creative disciplines, and supplements its full-time staff with independent contractors where needed.

     The Company believes, based on its experience, that the corporate communications industry is highly fragmented. Further, the Company believes that many of its competitors consist of a number of small, primarily regional companies that provide only a limited range of services. However, the Company believes that there are other competitors who have been in business longer and have larger staffs and whose business, like the Company’s, is full service in scope. The most important competitive factors include creative and production capabilities, quality and price. The Company believes that it can compete successfully in this market by utilizing the Company’s production capabilities and existing entertainment relationships to produce an exceptional event. TBA’s commitment to providing exceptional events has developed a loyal client base. The Company also competes with in-house corporate communications staffs of existing and potential clients and with staffs of hotel and convention centers.

     Because of the highly fragmented nature of the corporate communications industry, the Company believes that there are a number of acquisition opportunities available to the Company. The Company believes, based on its experience with past acquisitions, that some portion of the small, regional, limited-services companies would welcome the opportunity to provide a full range of corporate communications and entertainment services that would result from an association with the Company.

ENTERTAINMENT MARKETING

     The Entertainment Marketing division links global business with popular culture through the development, marketing and production of consumer-focused entertainment events, music marketing initiatives, concert tours, television broadcasts, recorded music products and brand building initiatives. This division continually forges new ways for clients to reach their audiences and realize their marketing objectives. The entertainment marketing division specializes in the creative development, design, production and execution of a broad range of marketing initiatives that may include: national music tours, lifestyle events, nationally syndicated radio programs, satellite media tours, network television broadcast specials, point of purchase campaigns, premium/incentive programs, brand imaging campaigns, sponsorship fulfillment, web casts, experiential branding initiatives and consumer/trade promotions.

     TBA provides companies with the power to reach and engage their customers in a fresh, contemporary manner utilizing relevant programming and experiential branding techniques to integrate their company or brand into the lifestyle of their consumers. The Entertainment Marketing division seeks to develop music-marketing programs that appeal to highly focused demographic segments. In addition, corporations are increasingly utilizing entertainment personalities as advertising tools, having recognized the effectiveness of concert/tour sponsorship as a cost-effective means to reach a target audience. The Company has produced sponsored music-marketing tours for clients that include General Motors, Red Lobster and Nescafe. In addition, the Company has produced major television broadcast events and specials including Turner Sports 1998 Goodwill Games Opening Celebration on CBS, NASCAR Rocks on TNN, Blockbuster RockFest on MTV, as well as pay-per-view broadcasts for Viewer’s Choice, DirecTV and Primestar. TBA produced entertainment marketing special events including “The Show” at the NBA All-Star Weekend, produced for TNT and the NBA, NFL on TNT Tailgate Party and the Montreux Jazz Festival in New York City. In 2000 and 1999, the Company produced the proprietary event RockFest in conjunction with Hard Rock Cafe. RockFest counted the Oldsmobile “Alero,” Circuit City and the Discover Card, among others, as corporate sponsors. The Entertainment Marketing & Special Events division also provides unique opportunities for the Company to showcase artist management clients . In addition, relationships with corporate sponsors also create opportunities to sell corporate communications and entertainment services to an expanded client base.

     The Company works with its clients to customize entertainment marketing to the exact specifications of that particular client. Over time, TBA believes existing clients will expand their programs, both by increasing the scope of existing components of programs and by adding new components to programs. The Company’s Entertainment Marketing division is currently characterized by a relatively small number of accounts with high revenues per account. As a result, the loss or addition of any one account could have a material affect on the Company’s revenues.

     Prior to the year 2000, the Company operated the Entertainment Marketing division both for its own account and through joint venture arrangements, including Warner/TBA, a strategic joint venture between Time Warner’s Warner Custom Music Group (“Warner”) and TBA. The Company’s 50% interest in Warner/TBA was acquired as part of the acquisition of AEG in April 1997. Although the formal joint venture arrangement reached the end of its term in December 1999, TBA continued to execute programs in 2000 that were developed by Warner/TBA.

     Effective April 2000, the Company became a member in a limited liability company, Earth Escapes, LLC (“EELLC”). One of the other members of EELLC was a former executive of the Company, whose employment with the Company terminated in December 2000. EELLC was formed to develop, produce and distribute a broadcast music special entitled Music in High Places. Music in High Places was broadcast primarily on cable and via webcast in 2000 and 2001. In lieu of cash distributions of profits from EELLC, the Company is entitled to receive a percentage of the gross revenues, as defined, of EELLC. In addition, the Company generated commission income in 2000 from the solicitation of sponsorships from Radio Shack and MSN for the Music in High Places series. Management of EELLC is currently evaluating a second season of the Music in High Places series. The Company retains a 30% voting and liquidation interest in EELLC.

     TBA has made two strategic acquisitions in the past three years, increasing the Company’s competitive position in the entertainment marketing industry. In December 1998, the Company acquired all of the outstanding capital stock of TKS Marketing, Inc., which specializes in sponsorship fulfillment. In February 2001, the Company acquired Moore Entertainment, Inc., a producer of music tours and corporate sponsored events.

FAIRS AND FESTIVALS

     The Fairs and Festivals division engages in the strategic development and production of a broad range of entertainment programs, national sponsorship initiatives and seasonal programming for many of the country’s largest fairs, festivals and rodeos. The Company provides entertainment, production and consultation services to more than 125 fairs, festivals and rodeos across North America, including Cheyenne Frontier Days, Greeley Stampede, Colorado and Nebraska State Fairs, and Country Thunder Festival. Combined, these programs reach over 17 million consumers annually. This unique platform provides a powerful opportunity to promote consumer brand awareness, product sampling and sales programs to corporate advertisers.

     By utilizing established relationships with corporate clients, the Company can work with fair and festival clients to participate in mutually beneficial sponsorship programs, content development and facilities utilization strategies to help them successfully compete against other entertainment venues. In addition, the Company can utilize its strong entertainment background to offer its fairs and festival clients improved pricing for entertainment, while at the same time providing a more efficient and turnkey routing solution for its touring artist clients.

     The Company’s Fairs and Festivals division was assembled through the acquisition of Romeo Entertainment Group (“Romeo”) in January 2000 and EJD Concert Services (“EJD”) in March 2000. The acquisitions of Romeo and EJD were the first steps in TBA’s strategy to build a strong niche position in this large and highly fragmented market. The Company believes that there are a number of other acquisition opportunities available to the Company to add additional fairs and festivals businesses.

ARTIST MANAGEMENT

     The Artist Management division develops and implements career strategies for music industry artists, including high-profile artists such as Brooks & Dunn, Kathy Mattea, Chely Wright, Point of Grace and Jaci Velasquez. The Company, as a leader in the production of corporate communications and entertainment programs, entertainment marketing initiatives and special events sponsorship procurement, is uniquely positioned to create opportunities for artists. Management believes that the Company’s familiarity with all facets of the entertainment industry enables it to help artists create and capitalize on opportunities. With its expertise in concert production and corporate entertainment events and its relationships with venue managers, outside concert promoters, broadcasting executives and other industry professionals, management believes that the Company is uniquely positioned to offer services which can significantly enhance the careers of its clients. The Company develops long-term career strategies and represents music industry artists in the negotiation of recording, touring, merchandising and performance contracts. Using these integrated resources, the Artist Management team is unified around the strategy of creating long-term, sustained success for the Company’s artist management clients.

     The Company has made three strategic acquisitions over the past three years in assembling the Artist Management division. In June 1998, the Company acquired all of the equity interests in Titley Spalding & Associates LLC (“TSA”), which currently manages Brooks & Dunn, Kathy Mattea and Chely Wright, among others. In December 1999, the Company acquired Mike Atkins Management, Inc. (“Atkins”), one of the largest artist management companies serving contemporary Christian music. Atkins manages Christian music artists Point of Grace and Jaci Velasquez, among others. In July 2001 the Company acquired Alliance Artists Ltd, which manages Styx, Survivor, Joe Stark Band and others. In 2000 and 2001, the Company also added other artist managers, representing artists such as World Classic Rockers, Foreigner and UB40, among others.

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

DISCONTINUED OPERATIONS

     During the first quarter of 2001, the Company approved a formal plan to discontinue its merchandising operations in order to better focus on its core business as a strategic communications and entertainment company. The disposition of the merchandising operations represents the disposal of a business segment under Accounting Principles Board (“APB”) Opinion No. 30. Accordingly, this former segment is accounted for as a discontinued operation and amounts in the financial statements and related notes for all periods shown have been reclassified to reflect discontinued operations accounting.

BUSINESS SEGMENT INFORMATION

     The Company classifies its operations into the four major business segments discussed above. See Note 11 to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for summarized financial information concerning the Company’s reportable segments.

COMPETITION

     In addition to the competitive factors outlined above for each of the Company’s four business groups, the success of the Company’s entertainment operations are dependent upon numerous factors beyond the Company’s control, including economic conditions, amounts of available leisure time, transportation costs, lifestyle trends and weather conditions.

SEASONALITY

     The Company experiences quarterly fluctuations in revenue, operating income and net income as a result of many factors, including the timing of clients’ meetings and events, timing of artists’ tours and recording releases, weather related issues, delays in or cancellation of clients’ entertainment marketing programs, as well as changes in the Company’s mix among the various services offered.

TRADEMARKS

     The Company has filed Intent-To-Use Trademark Applications for the TBA Entertainment Corporation mark for the various classes of goods and services in which the Company’s mark will be utilized. In addition, the Company has filed or intends to file Intent-To-Use Trademark Applications for other proprietary programs developed by the Company. There can be no assurance, however, that these trademarks will proceed to registration, and if so registered, that the trademarks, in any one or more classes, will not violate the proprietary rights of others, that any registration of the trademarks or the Company’s use thereof will be upheld if challenged, or that the Company will not be prevented from using the trademarks.

REGULATION AND LICENSES

     The Company is subject to federal, state and local laws affecting its business, including various health, sanitation and safety standards. The Company’s entertainment operations are subject to state and local government regulation, including regulations relating to live music performances. Each live concert performance must comply with regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the promotion of live concerts. The failure to receive or retain, or delay in obtaining, a license to serve alcohol and beer in a particular location could adversely affect the Company’s operations in that location and impair the Company’s ability to obtain licenses elsewhere. The failure or inability of the Company to maintain insurance coverage could materially and adversely affect the Company.

EMPLOYEES

     As of December 31, 2001, the Company had approximately 165 full-time and part-time employees. It is the Company’s intention to manage its growth consistent with its ability to attract and retain qualified employees to manage its operations. Over the course of any given event or program, the Company evaluates the production personnel requirements and determines the extent to which it must supplement its available employee base with the use of independent contractors or part-time employees. The Company believes that its relationship with its employees and independent contractors is good.

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

ITEM 2. PROPERTIES.

     The Company and/or its subsidiaries have entered into lease agreements with respect to leased office space in numerous cities in which the Company operates. These leases expire at various dates through September 2006. The Company’s wholly-owned subsidiary, TBA Entertainment Group Dallas, Inc., owns the building in which its offices and production facilities are located, as well as certain vacant land adjacent to such building.

     The Company has offices located in Hickory Valley, Tennessee in a building owned by a limited partnership, the general partner of which is a corporation owned by Thomas J. Weaver III and Frank A. McKinnie Weaver, Sr., each an officer and director of the Company, and of which they also are limited partners. The limited partnership does not charge the Company rent for its Hickory Valley, Tennessee offices. The fair market rental value for this office space is not material to the Company’s consolidated results of operations.

     TBA believes that the properties and facilities it owns or leases are suitable and adequate for the Company’s current business and operations. The Company anticipates that as it expands, it will require additional office space to support such growth and believes that suitable space will be available as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

     The Company, from time to time, is a party to legal proceedings incidental to its business. Management believes that there are no open matters that could have a material adverse effect on its financial position or results of operations pending at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of stockholders of TBA Entertainment Corporation was held on October 10, 2001.

     The stockholders approved the election of eight directors to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified.

Director	For	Withheld

Frank Bumstead	6,908,752	472,790
Charles Flood	6,908,752	472,790
Joseph C. Galante	6,908,752	472,790
W. Reid Sanders	6,907,980	473,562
S. Herbert Rhea	6,908,265	473,277
Frank McKinnie Weaver	6,908,113	473,429
Thomas J. Weaver, III	6,824,065	557,477
Kyle Young	6,441,098	940,444

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)	The Common Stock is listed for trading on The American Stock Exchange under the symbol “TBA.” Prior to December 26, 2000, the Common Stock was quoted on the Nasdaq National Market under the symbol “TBAE.” On March 28, 2002, the last reported sale price of the Common Stock was $3.99 per share. The following table sets forth the range of high and low sales prices of the Common Stock as reported on the American Stock Exchange and the range of high and low bid prices of the Common Stock as reported by the Nasdaq National Market during each quarterly period within the two most recent fiscal years.

	HIGH	LOW

2001
First Quarter	$4.45	$3.59
Second Quarter	4.00	3.65
Third Quarter	4.19	2.85
Fourth Quarter	3.85	2.20
2000
First Quarter	$5.38	$3.88
Second Quarter	4.75	3.56
Third Quarter	4.44	3.56
Fourth Quarter	4.50	3.38

(b)	The approximate number of holders of record of Common Stock on March 28, 2002 was 144.

(c)	The Company has not paid or declared cash distributions or dividends and does not intend to pay cash dividends on the Common Stock in the foreseeable future. The Company currently intends to retain all earnings to finance the development and expansion of its operations. The declaration of cash dividends in the future will be determined by the Board of Directors based upon the Company’s earnings, financial condition, capital requirements and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

STATEMENTS OF OPERATIONS DATA (1):	2001	2000	1999	1998	1997

Revenues	$60,404,800	$78,540,300	$38,618,700	$26,020,300	$6,437,100
Costs related to revenues	40,999,200	54,971,900	25,003,600	17,448,400	4,705,600

Gross profit margin	19,405,600	23,568,400	13,615,100	8,571,900	1,731,500
Selling, general and administrative expenses	19,764,100	19,471,900	10,578,000	6,601,100	1,888,600
Depreciation and amortization	2,898,100	2,479,800	1,535,200	673,300	148,900
Minority interest	(113,300)	—	—	—	—
Equity in income of Joint Venture and other income	(221,900)	(272,700)	(173,000)	(343,700)	(78,900)
Net interest expense (income)	548,300	164,000	(262,100)	(135,700)	153,000

Income (loss) from continuing operations before income taxes	(3,469,700)	1,725,400	1,937,000	1,776,900	(380,100)
Benefit (provision) for income taxes	189,100	(1,531,600)	(770,200)	(98,300)	—

Income (loss) from continuing operations	(3,280,600)	193,800	1,166,800	1,678,600	(380,100)
Income (loss) from discontinued operations	(3,650,800)	(92,500)	359,200	992,400	782,400

Net income (loss)	$(6,931,400)	$101,300	$1,526,000	$2,671,000	$402,300

EBITDA(2) (unaudited)	$(23,300)	$4,369,200	$3,210,100	$2,314,600	$(78,200)

Income (loss) from continuing operations — basic	$(0.45)	$0.02	$0.14	$0.21	$(0.07)
Income (loss) from continuing operations — diluted	$(0.45)	$0.02	$0.14	$0.20	$(0.06)
Weighted average common stock outstanding — basic	7,361,900	8,055,100	8,495,200	7,851,600	5,680,300
Weighted average common stock outstanding — diluted	7,371,800	8,070,000	8,540,000	8,243,500	6,324,600
BALANCE SHEET DATA (1):
Working capital(3)	$(2,636,000)	$189,700	$7,892,700	$12,381,900	$1,122,000
Goodwill, net	25,668,700	23,834,800	17,318,400	16,008,600	3,494,100
Net (liabilities) assets of discontinued operations	(228,200)	2,622,700	2,364,200	2,552,000	20,273,000
Total assets	34,407,700	39,416,900	42,383,300	40,445,200	27,401,600
Long-term debt(4)	7,340,600	4,373,600	3,596,400	4,755,700	2,036,700
Treasury stock	(6,080,500)	(5,500,700)	(2,062,100)	(724,500)	—
Stockholders’ equity	17,719,900	25,242,500	27,858,800	28,515,700	20,720,400

(1)	Prior to 1998, the Company acquired and operated certain businesses that were sold in 1998. In 1999, the Company acquired a business that was discontinued in 2001. The discontinuation and sale of these businesses has resulted in the reclassification of the operating results and net assets and liabilities of these businesses to discontinued operations for all periods presented.

(2)	EBITDA is earnings from continuing operations before interest income and expense, income taxes and depreciation and amortization. EBITDA is presented supplementally because management believes it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance or liquidity as promulgated under accounting principles generally accepted in the United States (such as net income or cash provided by or used in operating, investing or financing activities), nor should it be considered as an indicator of the overall financial performance of the Company. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

(3)	Working capital represents total current assets (excluding net short-term assets of discontinued operations) less total current liabilities (excluding net short-term liabilities of discontinued operations).

(4)	Long-term debt excludes notes payable and current portion of long-term debt totaling $1,830,000, $3,049,600, $2,913,200, and $759,600 as of December 31, 2001, 2000, 1999 and 1998, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of the following discussion and analysis is to explain the major factors and variances between periods of the Company’s results of operations. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and notes thereto included in Item 8, beginning on page 16.

INTRODUCTION

     The Company is a strategic communications and entertainment company that creates, develops and produces comprehensive programs to reach and engage its clients’ target audiences. The Company produces a broad range of innovative business communications programs, develops and produces highly integrated entertainment marketing programs, develops content and entertainment programs for a nationwide network of fairs and festivals and develops and implements career strategies and corporate partnerships for its artist clients.

     The Company has built this comprehensive communications and entertainment business model through a combination of internal growth and strategic acquisitions. Since April 1997, the Company has completed 11 strategic acquisitions and has built a comprehensive network of 14 offices to serve its growing client base. In 1999, the Company completed the acquisition of Mike Atkins Management, Inc. (December) (the “1999 Acquisition”). In 2000, the Company completed the acquisitions of Romeo Entertainment Group (January) and EJD Concert Services (“EJD”) (April) (collectively, the “2000 Acquisitions”). In 2001, the Company completed the acquisitions of Moore Entertainment, Inc. (“Moore”) in February and Alliance Artists, Ltd. (“Alliance”) in July (collectively, the “2001 Acquisitions”). The results of operations of the 1999 Acquisition, 2000 Acquisitions and the 2001 Acquisitions are included from the corresponding acquisition dates.

GENERAL

     In accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company classifies it operations according to four major client groups. See Note 11 to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for summarized financial information concerning the Company’s reportable segments.

     The Company continues to derive a majority of its revenues (70%, 70%, and 88% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively) from the production of innovative business communications programs to help corporate clients reach and engage their target audiences. The Company helps businesses effectively communicate their message via a broad range of business communications, meeting production, and entertainment production services. The Company receives a fee for providing these services, which may include developing creative content, providing comprehensive project management and arranging for live entertainment and related production services. Revenue is recognized when an event occurs. Costs of producing the events are also deferred until the event occurs.

     The remainder of the Company’s revenues are generated from its roster of artist clients (6%, 4% and 8% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively), entertainment marketing clients (8%, 15% and 4% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively) and fairs and festivals clients (16%, 11% and 0% of total revenues for the years ended December 31, 2001, 2000 and 1999). Revenues from these three clients groups are subject to seasonal variations, with significantly more revenues generated in the second and third calendar quarters. Commissions received from artists’ earnings are recognized in the period during which the artist earns the revenue. There are generally only minimal direct costs associated with generating revenue from artist clients. Entertainment marketing revenues and cost of revenues are recognized when the services are completed for each program or, for those programs with multiple events, apportioned to each event and recognized as each event occurs. Fairs and festivals also recognize revenue and cost of revenues when the services are completed for each program.

FINANCIAL IMPACT OF SEPTEMBER 11 TERRORIST ATTACKS AND GLOBAL ECONOMIC SLOWDOWN

     The September 11, 2001 terrorist attacks and the global economic slowdown of 2001 had a significant negative impact on the nation’s economy and the Company’s corporate clients’ businesses in particular. As a result, the Company experienced significantly reduced revenues in 2001, with particular impact on the third and fourth quarters of 2001. The September 11 terrorist attacks and the global economic slowdown resulted in program cancellations and postponements impacting greater than $15 million of revenue, which otherwise would have expected to have been realized during 2001. In response to this reduction in revenues, the Company has and will continue to take aggressive action to implement cost reductions necessary to ensure that its infrastructure is appropriate for expected business volumes. Such reductions initiated during the third quarter of 2001 and continuing into 2002 include reductions in headcount (14% since August 31, 2001) and related compensation costs, elimination of certain incentive compensation costs, and a reduction in travel-related and other general and administrative expenses.

     The Company has also experienced some cancellations of programs scheduled to take place in early 2002, and management believes that the economic slowdown will continue to impact the Company’s business activity through the first half of 2002. Although it is difficult to provide estimates of TBA’s future operating results in the current economic, political and military environment, management believes, based on its current view of sales activity, expense reductions already implemented and absent major additional external disruptions, that the Company’s 2002 full-year operating results, EBITDA and cash flow will improve, especially in the second half of 2002, from the levels the Company experienced in 2001.

DISCONTINUED OPERATIONS

     In March 1999, the Company completed the acquisition of Karin Glass & Associates Inc. and affiliated companies (collectively, “KGA”). KGA, along with two smaller acquisitions completed prior to 1999, comprised the Company’s merchandising operations. During the first quarter of 2001, the Company approved a formal plan to discontinue its merchandising operations in order to better focus on its core business as a strategic communications and entertainment company. The disposition of the merchandising operations represents the disposal of a business segment under Accounting Principles Board (“APB”) Opinion No. 30. Accordingly, this former segment is accounted for as a discontinued operation and amounts in the financial statements and related notes for all periods shown have been reclassified to reflect discontinued operations accounting. Operating results of this business segment and other information for discontinued operations appear in the notes to consolidated financial statements captioned “Dispositions” (Note 7).

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

     For the 2001 period, results of operations of each of the 2001 Acquisitions are included from their respective acquisition dates. Results of operations of each of the 2000 Acquisitions are included from the corresponding acquisition dates in 2000.

     Revenues decreased $18,135,500, or 23%, to $60,404,800 for 2001 from $78,540,300 for 2000. Of the total decrease, $13,055,900 was attributable to corporate client group revenues, which decreased 24% to $42,194,200 for 2001 from $55,250,100 for 2000. The number of corporate client events decreased to 288 for 2001 from 433 for 2000 due to a reduction in customer demand during 2001 attributable to matters discussed more fully in Financial Impact of September 11 Terrorist Attacks and Global Economic Slowdown above. Due, in part, to an additional major event produced during the second quarter of 2001, the average revenue per event increased to $146,500 for the 2001 year from $127,600 for the 2000 year. During the 2001 year, the Company produced 36 corporate client events with revenues in excess of $250,000 compared to 48 such events during the 2000 year. For the first six months of 2001, however, the corporate client group had experienced an increase versus the first six months of 2000 in revenues and events with revenues in excess of $250,000. Accordingly, the aforementioned shortfalls for the full year of 2001 are solely attributable to a decrease in comparative activity for the second half of the year.

     The entertainment marketing client group revenues decreased $ 6,521,600, or 57% from $11,392,700 in 2000 to $4,871,100 in 2001. The decrease is primarily due to the impact of three major, low-margin entertainment marketing programs delivered during the first and third quarters of 2000 that the Company elected not to pursue during 2001, which were partially offset by a new major entertainment marketing project delivered during the second quarter of 2001.

     Artist client revenues, which were not significantly impacted by the September 11, 2001 terrorist attacks, increased $146,500, or 4%, from $3,513,200 in 2000 to $3,659,700 in 2001. This increase is primarily attributed to the 2001 acquisition of Alliance, offset in part by the loss of revenue in 2001 from to the departure of an artist client.

     Fairs and festivals client revenues increased $1,295,700 or 15%, from $8,384,300 in 2000 to $9,680,000 in 2001, primarily due to an increase in the number of fair and festival clients for which the Company executed buy/sell arrangements with respect to artist performances.

     Cost of revenues decreased $13,972,700, or 25%, from $54,971,900 for 2000 to $40,999,200 for 2001. The overall decrease is due to the decrease in revenues for the corporate client and entertainment marketing client groups from 2000 to 2001. Cost of revenues, as a percentage of revenues, decreased from 2000 to 2001, resulting in an increase in gross profit margin to 32% for 2001 from 30% in 2000. This increase is primarily attributable to the decision not to pursue low-margin entertainment marketing programs during 2001, partially offset by lower gross margins on buy/sell arrangements executed with respect to artist performances for fairs and festivals clients.

     Selling, general and administrative expenses increased $292,200, or 2%, to $19,764,100 for 2001 compared to $19,471,900 for 2000. The increase results primarily from incremental selling, general and administrative expenses associated with the acquisitions of EJD (in April 2000), Moore (in February 2001) and Alliance (in July 2001), increased personnel and related operating expenses added during the second half of 2000 associated with the increased levels of business from corporate clients during that period and increased marketing costs to address the reduction in corporate client group revenues in 2001. These selling, general and administrative expense increases were substantially offset by cost savings implemented during the third quarter of 2001, which included reductions in headcount and related compensation costs, elimination of certain incentive compensation costs, and a reduction in travel-related and other general and administrative expenses.

     Depreciation and amortization expense increased $418,300, or 17%, to $2,898,100 for 2001 from $2,479,800 for 2000. The increase results primarily from the amortization of goodwill associated with the Moore and EJD acquisitions. Amortization of goodwill totaled $2,069,800 in 2001, as compared to $1,743,600 for 2000. The remainder of the increase is attributable to increased depreciation on incremental property and equipment additions.

     Other income is comprised primarily of income from an agreement with Earth Escapes LLC, which provided for the Company to receive a percentage of gross revenues, as defined, of Earth Escapes LLC. For the years 2001 and 2000, the Company recognized $221,900 and $272,700 of income, respectively, from this agreement.

     For 2001, net interest expense increased $384,300 to $548,300 for 2001 from $164,000 for 2000. The change is attributable primarily to increased interest expense associated with additional outstanding debt related to the 2000 Acquisitions and 2001 Acquisitions, and additional bank borrowings, as well as lower interest income from decreasing cash balances resulting from the use of cash for investing and financing activities.

     The income tax benefit for the 2001 period is $189,100, or 5%, on a loss from continuing operations before income taxes of $3,469,700. This compares to an income tax provision of $1,531,600, or 89%, for the 2000 period on income from continuing operations before income taxes of $1,725,400. The effective tax rates reflect statutory tax rates adjusted for estimated book/tax differences and reflect the significant impact of nondeductible amortization of goodwill from certain of the Company’s acquisitions. Nondeductible amortization of goodwill totaled $1,248,900 and $1,024,700 for 2001 and 2000, respectively. In addition, the income tax benefit for 2001 has been reduced by a valuation allowance due to the uncertainty as to the realization of the future tax benefits related to the Company’s deferred tax assets as of December 31, 2001.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

     For the 2000 period, results of operations of each of the 2000 Acquisitions are included from their respective acquisition dates. Results of operations of the 1999 Acquisition are included from the corresponding acquisition date in 1999.

     Revenues increased $39,921,600, or 103%, to $78,540,300 for 2000 from $38,618,700 for 1999. The corporate client group increased its revenues $21,075,800, or 62%, from 1999 to 2000. The increase is attributable to an increase in the average revenue per event, offset by a decrease in the actual number of events produced. This division produced 433 corporate meeting production and entertainment events in 2000, compared to 583 events in 1999. However, the average revenue per event increased dramatically to $127,600 per event for 2000, compared to $58,600 per event for 1999. The Company continued to expand its sales force and aggressively pursue larger corporate entertainment and meeting events with Fortune 1000 companies. In addition, the Company has been successful in expanding its relationships with its existing client base. In 2000, the Company produced 48 events with revenues in excess of $250,000, versus 28 such events in 1999.

     The entertainment marketing client group increased its revenues $9,824,500, from 1999 to 2000. In 2000, the Company recognized $8,864,800 of revenues from programs previously produced by the Warner/TBA joint venture. Prior to 2000, the Company accounted for the Warner/TBA joint venture on the equity method of accounting. The remaining increase is attributable to commissions generated on sponsorship sales, primarily from the Earth Escapes, LLC, which was formed in 2000.

     Fairs and festivals client group reflected revenues of $8,384,300 in 2000, as a result of the 2000 Acquisitions. The artist client group increased its revenues $636,900, or 22%, from 1999 to 2000. The increase is primarily attributable to revenues associated with the 1999 Acquisition, which occurred in December 1999.

     Cost of revenues increased $29,968,300, or 120%, to $54,971,900 for 2000 from $25,003,600 for 1999. The increase is attributable to the overall increase in revenues across all four business segments from 1999 to 2000. Cost of revenues, as a percentage of revenues, increased, resulting in a decrease in gross profit margin to 30% for 2000 from 35% in 1999. The decrease is primarily attributable to lower gross profit margins generated by programs developed by the Warner/TBA joint venture. As part of the termination of the Warner/TBA joint venture in December 1999, TBA agreed to complete production of a number of large-scale entertainment marketing programs in 2000. While the Company was able to control expenses, these programs resulted in low gross profit margins due to lower than expected revenues generated by the events.

     Selling, general and administrative expenses increased $8,893,900, or 84%, to $19,471,900 for 2000 from $10,578,000 for 1999. The overall increase in selling, general and administrative expenses is attributable to increased personnel and operating expenses associated with the overall increase in revenues across all four business segments from 1999 to 2000, including the 1999 Acquisition and the 2000 Acquisitions. In addition, the Company continued to add personnel to its sales force and artist manager ranks in 2000, with the intention that these additions would generate revenues beginning in 2001. The increase in 2000 is further explained by a full year of personnel and related expenses incurred to develop an administrative and accounting infrastructure to manage the Company’s growth. However, selling, general and administrative expenses, as a percentage of revenues, decreased to 25% in 2000 from 27% in 1999, as the Company began to leverage fixed office and administrative costs over increased revenues.

     Depreciation and amortization expense increased $ 944,600, or 62%, to $2,479,800 for 2000 from $ 1,535,200 for 1999. The increase results primarily from the amortization of goodwill associated with the 2000 Acquisitions and the 1999 Acquisition. Amortization of goodwill totaled $1,743,600 in 2000, as compared to $1,077,400 for 1999. The remainder of the increase is attributable to increased depreciation on incremental property and equipment additions.

     In 2000, other income of $272,700 is comprised of income from an agreement with Earth Escapes LLC, which provided for the Company to receive a percentage of gross revenues, as defined, of Earth Escapes LLC. In 1999, equity income from AEG’s 50% joint venture interest in Warner/TBA was $173,000. Effective December 31, 1999, the formal joint venture agreement with Warner reached the end of its term. In 1999, the Company recognized a gain of $250,000 related to the distribution of the net assets of Warner/TBA, which amount is included in Equity in income of Joint Venture in the accompanying 1999 consolidated statements of operations.

     For 2000, net interest expense was $164,000 versus net interest income of $262,100 for 1999. The change is attributable primarily to increased outstanding debt associated with the 1999 Acquisition and 2000 Acquisitions and lower interest income from decreasing cash balances resulting from the use of cash for investing and financing activities.

     The provision for income taxes, as a percentage of income from continuing operations before income taxes, was 89% for 2000 compared to 40% for 1999 and reflects statutory tax rates adjusted for estimated permanent book/tax differences. The primary reason contributing to the increase in the provision for taxes over statutory tax rates is the non-deductibility for tax purposes of a portion of the Company’s goodwill amortization expense. Nondeductible amortization of goodwill totaled $1,024,700 and $636,100 for 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The September 11, 2001 terrorist attacks and the global economic slowdown of 2001 had a significant impact on the Company’s revenues in 2001, with particular impact on the third and fourth quarters of 2001. As a result of these events, the Company experienced program cancellations and postponements impacting greater than $15 million of revenue, which otherwise would have expected to have been realized in 2001. Accordingly, whereas the Company generated $2,577,100 of positive cash flows from operating activities in the first half of 2001, the Company had net cash flows used in operating activities of $930,400 in the second half of 2001. Through September 2001, the Company utilized its working capital to fund operations, acquisitions and to repay indebtedness. During the fourth quarter of 2001, the Company utilized cash reserves and borrowed $1,728,600 under a new bank credit facility (see below) to fund working capital needs.

     Primarily as a result of the operating losses incurred in 2001, cash and cash equivalents at December 31, 2001 were $2,151,200, compared to $3,751,100 at December 31, 2000. In addition, the Company had a working capital deficit of $2,636,000 at December 31, 2001 compared to positive working capital of $189,700 at December 31, 2000. Both years exclude discontinued operations.

     In order to provide additional working capital and to repay certain maturing bank indebtedness, the Company entered into a new bank credit facility in October 2001. The new credit facility provides for maximum borrowings of up to $4,050,000. The credit facility is comprised of: (a) a $1,050,000 term loan, which is repayable in monthly principal installments of $43,750 commencing November 1, 2001, and maturing on September 30, 2003; and (b) a revolving credit line of up to $3,000,000, which matures on June 30, 2003. The credit facility is secured by all accounts receivable and bears interest, payable monthly, at the Company’s choice of an interest rate based upon LIBOR or the bank’s prime rate, plus an incremental percentage margin, as defined in the Agreement (initial margins are 2.75% for LIBOR loans and .25% for prime rate loans). Upon the October 2001 closing of the facility, the Company borrowed $2,778,600 ($1,050,000 under the term loan and $1,728,600 under the revolving credit line), which was set at an initial 90 day LIBOR-based interest rate of 5.18%. The term loan proceeds were used to refinance the remaining principal obligations on the Company’s note payable to a bank and mortgage payable to a bank. Of the revolving credit line proceeds, $963,000 was used to repay all principal and interest due under the Company’s three revolving lines of credit, with the remaining $765,600 retained as working capital. In January 2002, the Company borrowed the remaining $1,271,400 balance of the revolving credit line.

     The new bank credit facility requires, among other things, compliance with certain financial ratios on a quarterly basis, specifically a debt/EBITDA ratio, a fixed charge ratio and a minimum net worth ratio. As a result of the operating losses incurred in the fourth quarter of 2001, the Company was not in compliance with the debt/EBITDA and fixed charge ratios as of December 31, 2001. In addition, due to operating losses incurred in the first quarter of 2002, the Company was not in compliance with the minimum net worth ratio as of March 31, 2002.

     In April 2002, the Company and the bank agreed to restructure the terms of the bank credit facility. Pursuant to the restructuring agreement, the Company was granted a temporary waiver of the financial covenant events of default provisions under the original loan agreement and the bank's forebearance from exercising its available remedies, which extends through January 2, 2003. New financial covenants were established that require the Company to operate in compliance with revised operating projections provided to the bank as well as provide the bank with monthly financial reports and a monthly compliance certificate that the Company remains in compliance with the terms of the restructuring agreement. The bank also agreed to provide the Company $500,000 of additional financing (“New Bank Loan”) under certain conditions (see below). The Company agreed to pay the bank a fee of $100,000 to enter into the restructuring agreement plus out-of-pocket costs incurred by the bank, such fees and expenses to be paid by June 30, 2002. The Company also granted the bank additional security for the entire restructured bank credit facility in the form of a pledge of the shares of certain of the Company’s subsidiaries and a first lien deed of trust on the Company’s land and building located in Dallas, Texas. Amounts outstanding under the original bank credit facility now mature on April 30, 2003.

     The New Bank Loan is conditioned upon the funding of a second loan of $500,000 loan (“Affiliate Loan”) from an entity controlled by the Chief Executive Officer of the Company (“Heritage”). Funding of the Affiliate Loan occurred on April 15, 2002. The proceeds from both loans will be used to make required payments pursuant to the Company’s acquisition notes payable and for working capital purposes. The New Bank Loan and the Affiliate Loan are due the earlier of receipt of the Company’s federal income tax refund (see below) or January 2, 2003.

     The New Bank Loan and the Affiliate Loan are secured by an interest in a deposit account and lock box at the bank (“Refund Account”) into which the Company is required, pursuant to the restructuring agreement, to deposit its federal income tax refund, expected to be received by June 30, 2002. The Affiliate Loan will be repaid upon receipt of the federal income tax refund, after the bank has been repaid any amounts outstanding under the New Bank Loan. Any remaining amounts in the Refund Account, after repaying the New Bank Loan and the Affiliate Loan, are to be used to repay a portion of the amounts outstanding under the original $3,000,000 revolving credit facility.

     In order to provide the Affiliate Loan, Heritage obtained a $500,000 loan from an independent third party finance company (“Pass-Through Loan”). The Pass-Through Loan is secured by 950,336 shares of TBA common stock held by the Chief Executive Officer (772,876 shares) and President (177,460 shares) of the Company and a personal guarantee by the President of the Company. The Pass-Through Loan is to be repaid concurrently with the repayment of the Affiliate Loan. As a condition to obtaining the Pass-Through Loan, Heritage paid a fee of $5,000 and interest accrues at 12% per annum, due upon repayment. These costs are to be passed-through to the Company as part of the Affiliate Loan.

     The Company incurred a net loss during 2001, has negative working capital at December 31, 2001, and will experience reduced operating results for the first half of 2002 as a result of the September 11 terrorist events and the global economic slowdown. However, the Company has implemented a number of cost reductions and believes that the Company’s operating results, EBITDA and cash flows for the second half of 2002 will improve from the levels the Company experienced in 2001. In addition, in April 2002, the Company obtained $1,000,000 (see above) of additional financing to fund operations and other commitments. The Company’s liquidity needs for the foreseeable future are primarily for repayments of indebtedness and for working capital. Capital expenditures will be focused on equipment replacements and are not expected to be significant. Accordingly, management believes that the Company’s future cash flows from all sources and current cash reserves will be sufficient to satisfy its current and future working capital requirements through at least December 2002. However, there is no assurance that management’s assumptions will correspond to actual events.

     The Company is also exploring strategic opportunities for the Company, which may result in the sale of the Company in whole or in parts. The Company has retained the investment-banking firm of Wachovia Securities to assist the Company in evaluating a variety of transactional and financing alternatives. However, since this process is still on-going, no assurances can be given that any proposed plans or actions can be effectively executed.

Cash Flow Statement Analysis

     Summarized Statements of Cash Flow

	FOR THE YEARS ENDED DECEMBER 31,

	2001	2000	1999

Net cash (used in) provided by:
Operating activities	$1,646,700	$2,283,100	$1,915,700
Investing activities	(1,812,100)	(5,351,300)	(1,088,200)
Financing activities	(794,100)	(5,568,300)	(2,942,900)
Discontinued operations	(640,400)	(460,000)	(500,000)

	$(1,599,900)	$(9,096,500)	$(2,615,400)

     Cash provided by continuing operations was $ 1,646,700, $ 2,283,100 and $ 1,915,700 for 2001, 2000 and 1999, respectively. The fluctuation in cash provided by operations between 2000 and 2001 primarily reflects the 2001 loss from operations combined with payments in accounts payables and accrued liabilities, offset in part by the timing of deferred revenue associated with programs occurring in the following year and the collection of accounts receivables.

     Cash used in investing activities was $ 1,812,100, $5,351,300, and $1,088,200 in 2001, 2000 and 1999, respectively. In 2001, cash was used to acquire Moore and Alliance and to fund additional earnout payments for TSA and TKS. In 2000, cash was used to acquire Romeo and EJD and also to fund additional earnout payments for TSA and TKS. In 1999, cash was used to acquire KGA and property and equipment, offset by the remaining payment of $3,000,000 of proceeds from the sale of the Village at Breckenridge Resort.

     Cash used in financing activities was $794,100, $5,568,300, and $2,942,900 for 2001, 2000, and 1999, respectively, resulting primarily from the purchase of treasury shares pursuant to the Company’s stock repurchase program and the repayment of debt arising from acquisitions, offset in part in 2001 by a new long-term note and a new line of credit.

Commitments

     Future minimum annual commitments under bank and other debt agreements and non-cancelable operating leases as of December 31, 2001 are as follows:

	2002	2003	2004	2005	2006	After	Total

Bank and other debt	$1,830,000	$3,386,500	$2,832,600	$837,200	$221,100	$63,200	$9,170,600
Operating leases	881,500	791,100	637,500	354,800	250,700	—	2,915,600

Total	$2,711,500	$4,177,600	$3,470,000	$1,192,000	$471,800	$63,200	$12,086,200

     Capital expenditures will be focused on equipment replacements and are not expected to be significant.

Critical Accounting Policies

     In response to the SEC’s Release No. 333-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” the Company identified the most critical accounting principles upon which its financial status depends. The Company determined the critical accounting principles to be related to revenue recognition and impairment of intangibles and other long-lived assets. The Company states these accounting policies in the Notes to its Consolidated Financial Statements and in relevant sections in this management’s discussion and analysis, including the Recent Accounting Pronouncements discussed below.

Forward Looking Statements

     The foregoing discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include management beliefs regarding the future operations of the Company and the plans and objectives of management for future growth or sale of the Company. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives of the Company will be achieved.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets” (SFAS 141 and SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     The Company will apply SFAS 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in pretax net income equal to the goodwill amortization expense recognized in 2001 of approximately $2,105,700. The Company will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Impact of Interest Rate Changes

     The Company’s market risk relates to interest rate exposure on short-term borrowings. The Company does not use financial instruments for trading or other speculative purposes. Borrowings against lines of credit and various bank term loans are at variable interest rates. All other borrowings are at fixed rates. At December 31, 2001, the Company had $1,271,400 outstanding under a revolving credit facility at an interest rate of 5.18 percent. Management believes that a hypothetical adverse movement in the interest rates of ten percent of such recent rates would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements required by this item are filed herewith:

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TBA Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of TBA Entertainment Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TBA Entertainment Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Los Angeles, California
April 16, 2002

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2001 AND 2000

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$2,151,200	$3,751,100
Accounts receivable, net of allowance for doubtful accounts of $398,400 and $182,400, respectively	1,574,300	3,973,000
Deferred charges and other current assets	2,709,500	2,266,400
Net short-term assets from discontinued operations	—	91,600

Total current assets	6,435,000	10,082,100
Property and equipment, net	2,006,100	2,441,700
Other assets, net:
Goodwill	25,668,700	23,834,800
Other	249,900	527,200
Net long-term assets of discontinued operations	48,000	2,531,100

Total assets	$34,407,700	$39,416,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,905,400	$4,433,900
Deferred revenue	3,335,600	2,317,300
Notes payable and current portion of long term-debt	1,830,000	3,049,600
Net short-term liabilities from discontinued operations	276,200	—

Total current liabilities	9,347,200	9,800,800
Long-term debt, net of current portion	7,340,600	4,373,600

Total liabilities	16,687,800	14,174,400

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,000,000 shares, 2,000 and 2,200, respectively, of Series A convertible preferred stock issued and outstanding, total liquidation preference $100 per share	100	100
Common stock, $.001 par value; authorized 20,000,000 shares; 7,362,400 and 7,507,600 shares outstanding, respectively; 8,857,200 and 8,857,100 shares issued, respectively	8,900	8,900
Additional paid-in capital	30,589,300	30,600,700
Retained (deficit) earnings	(6,797,900)	133,500
Less treasury stock, at cost, 1,494,800 and 1,349,500 shares, respectively	(6,080,500)	(5,500,700)

Total stockholders’ equity	17,719,900	25,242,500

Total liabilities and stockholders’ equity	$34,407,700	$39,416,900

The accompanying notes are an integral part of these consolidated balance sheets.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,

	2001	2000	1999

Revenues	$60,404,800	$78,540,300	$38,618,700
Costs related to revenues	40,999,200	54,971,900	25,003,600

Gross profit margin	19,405,600	23,568,400	13,615,100
Selling, general and administrative expenses	19,764,100	19,471,900	10,578,000
Depreciation and amortization expense	2,898,100	2,479,800	1,535,200
Other income	(335,200)	(272,700)	(173,000)
Interest expense (income), net	548,300	164,000	(262,100)

(Loss) income from continuing operations before income taxes	(3,469,700)	1,725,400	1,937,000
Benefit (provision) for income taxes	189,100	(1,531,600)	(770,200)

(Loss) income from continuing operations	(3,280,600)	193,800	1,166,800

Discontinued operations (Notes 2 and 7):
(Loss) income from operations, net of income tax benefit (expense) of $321,900 for 2001, $731,600 for 2000 and $(19,800) for 1999	(1,260,000)	(92,500)	30,000
(Loss) gain on disposition of discontinued operations, net of income tax benefit (expense) of $42,100 for 2001 and $(399,600) for 1999	(2,390,700)	—	329,200

(Loss) income from discontinued operations	(3,650,800)	(92,500)	359,200

Net (loss) income	$(6,931,400)	$101,300	$1,526,000

Earnings per common share — basic:
(Loss) income from continuing operations	$(0.45)	$0.02	$0.14
(Loss) income from discontinued operations	(0.49)	(0.01)	0.04

Net (loss) income per common share — basic	$(0.94)	$0.01	$0.18

Earnings per common share — diluted:
(Loss) income from continuing operations	$(0.45)	$0.02	$0.14
(Loss) income from discontinued operations	(0.49)	(0.01)	0.04

Net (loss) income per common share — diluted	$(0.94)	$0.01	$0.18

The accompanying notes are an integral part of these consolidated statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL
					PAID-IN
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL

BALANCES, December 31, 1998	68,800	$2,100	8,831,500	$8,800	$30,723,100
Issuance of common stock	—	—	7,200	—	30,000
Issuance of treasury stock for employee stock purchase plan	—	—	—	—	(13,700)
Repurchase of common stock	—	—	—	—	—
Common stock cancelled	—	—	(190,600)	(200)	(881,500)
Conversion of preferred stock into common stock	(66,200)	(2,000)	66,200	100	2,000
Net income	—	—	—	—	—

BALANCES, December 31, 1999	2,600	100	8,714,300	8,700	29,859,900
Issuance of common stock upon acquisition	—	—	142,400	200	749,800
Issuance of treasury stock for employee stock purchase plan	—	—	—	—	(9,000)
Repurchase of common stock	—	—	—	—	—
Conversion of preferred stock into common stock	(400)	—	400	—	—
Net income	—	—	—	—	—

BALANCES, December 31, 2000	2,200	100	8,857,100	8,900	30,600,700
Issuance of treasury stock for employee stock purchase plan	—	—	—	—	(11,400)
Repurchase of common stock	—	—	—	—	—
Conversion of preferred stock into common stock	(200)	—	100	—	—
Net loss	—	—	—	—	—

BALANCES, December 31, 2001	2,000	$100	8,857,200	$8,900	$30,589,300

[Additional columns below]

[Continued from above table, first column(s) repeated]

	RETAINED	TREASURY STOCK		TOTAL
	EARNINGS			STOCKHOLDERS'
	(DEFICIT)	SHARES	AMOUNT	EQUITY

BALANCES, December 31, 1998	$(1,493,800)	196,700	$(724,500)	$28,515,700
Issuance of common stock	—	—	—	30,000
Issuance of treasury stock for employee stock purchase plan	—	(19,200)	79,800	66,100
Repurchase of common stock	—	508,600	(2,299,100)	(2,299,100)
Common stock cancelled	—	(190,600)	881,700	—
Conversion of preferred stock into common stock	—	—	—	100
Net income	1,526,000	—	—	1,526,000

BALANCES, December 31, 1999	32,200	495,500	(2,062,100)	27,838,800
Issuance of common stock upon acquisition	—	—	—	750,000
Issuance of treasury stock for employee stock purchase plan	—	(15,100)	62,400	53,400
Repurchase of common stock	—	869,100	(3,501,000)	(3,501,000)
Conversion of preferred stock into common stock	—	—	—	—
Net income	101,300	—	—	101,300

BALANCES, December 31, 2000	133,500	1,349,500	(5,500,700)	25,242,500
Issuance of treasury stock for employee stock purchase plan	—	(10,000)	40,800	29,400
Repurchase of common stock	—	155,300	(620,600)	(620,600)
Conversion of preferred stock into common stock	—	—	—	—
Net loss	(6,931,400)	—	—	(6,931,400)

BALANCES, December 31, 2001	$(6,797,900)	1,494,800	$(6,080,500)	$17,719,900

The accompanying notes are an integral part of these consolidated statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,

	2001	2000	1999

Cash flows from operating activities:
Net (loss) income	$(6,931,400)	$101,300	$1,526,000
Adjustments to reconcile net (loss) income to net cash provided by continuing operations:
Loss (income) from discontinued operations	3,650,800	92,500	(359,200)
Depreciation and amortization	2,898,100	2,479,800	1,535,200
Loss or disposal of assets	300	93,400	—
Bad debt expense	216,000	154,600	—
Undistributed earnings of Joint Venture	—	—	(173,000)
Deferred tax provision	—	113,900	(372,000)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	2,376,600	(758,900)	(416,900)
Increase in deferred charges and other current assets	(242,200)	236,900	(979,100)
(Increase) decrease in other assets	(144,000)	35,900	(15,400)
(Decrease) increase in accounts payable and accrued liabilities	(1,195,800)	1,913,900	(1,212,700)
Increase (decrease) in deferred revenue	1,018,300	(2,180,200)	2,382,800

Net cash provided by continuing operations	1,646,700	2,283,100	1,915,700

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(1,435,900)	(4,514,400)	(3,586,600)
Net proceeds from dispositions of businesses	—	—	3,337,100
Expenditures for property and equipment	(376,200)	(836,900)	(838,700)

Net cash used in investing activities	(1,812,100)	(5,351,300)	(1,088,200)

Cash flows from financing activities:
Net borrowings on credit lines	629,500	59,000	—
Proceeds from long-term debt	1,050,000	—	—
Repayments of long-term debt	(1,882,500)	(2,179,700)	(710,000)
Repurchase of common stock	(620,500)	(3,500,600)	(2,299,100)
Issuance of treasury stock for employee stock purchase plan	29,400	53,000	66,200

Net cash used in financing activities	(794,100)	(5,568,300)	(2,942,900)

Net cash used in discontinued operations	(640,400)	(460,000)	(500,000)

Net decrease in cash and cash equivalents	(1,599,900)	(9,096,500)	(2,615,400)
Cash and cash equivalents — beginning of year	3,751,100	12,847,600	15,463,000

Cash and cash equivalents — end of year	$2,151,200	$3,751,100	$12,847,600

Supplemental Cash Flow Information for Continuing Operations:
Cash paid during the year for interest	$693,600	$289,800	$282,400

Cash paid during the year for income taxes	$344,500	$930,000	$1,435,700

The accompanying notes are an integral part of these consolidated statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

1. The Company and Business Conditions

     TBA Entertainment Corporation and subsidiaries (the “Company”) is a diversified communications and entertainment company that produces a broad range of business communications, meeting productions and entertainment services for corporate meetings, develops and produces integrated music marketing programs, manages music industry artists and develops content and entertainment programs for its nationwide network of fairs and festivals. The Company was incorporated in Tennessee in June 1993 and reincorporated in Delaware in September 1997. The Company primarily operates within the United States.

     The Company incurred a net loss during 2001, has negative working capital at December 31, 2001, and will experience reduced operating results for the first half of 2002 as a result of the September 11 terrorist events and the global economic slowdown. However, the Company has implemented a number of cost reductions and believes that the Company’s operating results, EBITDA and cash flows for the second half of 2002 will improve from the levels the Company experienced in 2001. In addition, in April 2002, the Company obtained $1,000,000 of additional financing to fund operations and other commitments. The Company’s liquidity needs for the foreseeable future are primarily for repayments of indebtedness and for working capital. Capital expenditures will be focused on equipment replacements and are not expected to be significant. Accordingly, management believes that the Company’s future cash flows from all sources and current cash reserves will be sufficient to satisfy its current and future working capital requirements through at least December 2002. However, there is no assurance that management’s assumptions will correspond to actual events. (Also see Note 4)

2. Basis of Financial Presentation

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Discontinued Operations

     During the first quarter of 2001, the Company approved a formal plan to discontinue its merchandising operations in order to better focus on its core business as a strategic communications and entertainment company. The disposition of the merchandising operations represents the disposal of a business segment under Accounting Principles Board (“APB”) Opinion No. 30. Accordingly, this former segment is accounted for as a discontinued operation and amounts in the financial statement and related notes for all periods shown have been reclassified to reflect discontinued operations accounting.

3. Summary of Significant Accounting Policies

     Revenue Recognition

     The Company recognizes revenue when an event occurs. For those projects that provide for multiple events, the contract revenue and costs are apportioned and revenue and profit are recognized as each event occurs. Deferred revenue represents customer deposits on future events. Deferred charges represent Company direct expenditures related to future events.

     In December 1999, the Securities and Exchange Commissions (SEC) issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition.” SAB No. 101 provides additional guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company has reviewed this bulletin and believes that its current revenue recognition policies are consistent with the guidance of SAB No. 101.

Costs Related to Revenue

     Costs related to revenue is comprised of all direct costs associated with the production of an event, including talent fees, contracted services, equipment rentals and costs associated with the production of audio-visual effects. Such costs are deferred until the event occurs.

Cash and Cash Equivalents

     Cash and cash equivalents consist primarily of cash in banks and highly liquid investments purchased with an original maturity of three months or less. Cash and cash equivalents’ carrying amounts approximate fair value. The Company holds its investments in highly qualified financial institutions.

Property and Equipment

     Property and equipment consists of the following as of December 31, 2001 and 2000:

	2001	2000

Land	$388,000	$388,000
Buildings and leasehold improvements	485,800	480,100
Furniture, fixtures and equipment	3,402,500	3,079,000

	4,276,300	3,947,100
Less — accumulated depreciation and amortization	(2,270,200)	(1,505,400)

Property and equipment, net	$2,006,100	$2,441,700

     Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method, over the following estimated useful lives:

Building and leasehold improvements	3-25 years
Furniture, fixtures and equipment	3-5 years

     The Company follows the policy of capitalizing expenditures that materially increase asset lives and charges ordinary maintenance and repairs to operations as incurred. No depreciation or amortization is included in Cost Related to Revenue in the accompanying Consolidated Statements of Operations.

Goodwill

     Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Through 2001, goodwill on acquisitions completed prior to July 1, 2001 was amortized on a straight-line basis over periods ranging from 5 to 20 years. Amortization expense associated with this goodwill was $2,105,700, $1,795,500 and $1,044,700 for the years ended December 31, 2001, 2000 and 1999, respectively. Accumulated amortization associated with this goodwill was $5,524,645 and $3,454,900 as of December 31, 2001 and 2000, respectively. Through December 31, 2001, management periodically reviewed the recoverability of goodwill based upon the ability to recover the net goodwill from expected future operating cash flows on an undiscounted basis.

     Beginning January 1, 2002, the Company will adopt the provisions of Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 provides new guidance on the accounting for a business combination as of the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. The Company has used the purchase method of accounting for all its business combinations (Note 6). SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will instead be tested for impairment at least annually and written down only when impaired. In accordance with the provision of SFAS No. 142, no amortization of goodwill was recorded on the acquisition of Alliance Artists, Ltd., which was completed in July 2001. The Company is currently evaluating these statements but does not expect that they will have a material impact on the Company’s financial position, results of operations, or cash flows other than the discontinuation of amortization of goodwill effective January 1, 2002. As discussed above amortization of goodwill was $2,105,700 for 2001. As of December 31, 2001, the

unamortized balance of goodwill was approximately $25,668,700, which is recorded under Other Assets, net, on the accompanying consolidated balance sheets.

Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consists of the following at December 31, 2001 and 2000:

	2001	2000

Accounts payable	$1,672,600	$1,547,800
Accrued payroll and related taxes	1,065,400	1,767,700
Due to sellers of acquired businesses	585,300	337,700
Accrued interest expense	510,400	594,800
Other accrued expenses	71,700	185,900

	$3,905,400	$4,433,900

Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are recognized based on enacted tax laws for any temporary differences between financial reporting and tax bases of assets, liabilities and carryforwards. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will be realized. (Note 9)

Concentration of Risk

     The Company had one customer who accounted for 21% of revenues in 2001 and no customers who accounted for more than ten percent of revenues for the years 2000 and 1999. The Company did not have any customers who accounted for more than ten percent of accounts receivable at December 31, 2001 and 2000.

Other Recently Issued Accounting Standards .

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Company is required to adopt SFAS 144 in fiscal 2002 and has not yet determined what effect, if any, the adoption of FAS 144 will have on its financial position or results of operations.

Earnings per Common Share

     The following table sets forth the computation of basic and diluted earnings per common share from continuing operations for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999

Basic Earnings Per Common Share:
Net (loss) income from continuing operations	$(3,280,600)	$193,800	$1,166,800
Weighted average common stock outstanding	7,361,900	8,055,100	8,495,200

Basic earnings per common share	$(0.45)	$0.02	$0.14

Diluted Earnings Per Common Share:
Net (loss) income from continuing operations	$(3,280,600)	$193,800	$1,166,800

Weighted average common stock outstanding	7,361,900	8,055,100	8,495,200
Additional common stock resulting from dilutive securities:
Preferred stock	2,000	2,200	2,600
Stock options and warrants	7,900	12,700	42,200

Weighted average common stock and dilutive securities outstanding	7,371,800	8,070,000	8,540,000

Diluted earnings per common share	$(0.45)	$0.02	$0.14

     Options and warrants to purchase 1,460,800, 3,064,700, and 1,886,500 shares of common stock in 2001, 2000 and 1999, respectively, were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.

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

4. Debt

     Long-term debt of the Company consists of the following as of December 31, 2001 and 2000:

	2001	2000

Acquisition notes payable, interest at 8%, due in quarterly, semi-annual or annual installments through 2007, unsecured	$6,479,500	$6,076,100
Note payable to a bank, interest at the bank’s prime rate or the 30, 60, or 90 day LIBOR plus 2.00% (5.18% at December 31, 2001), due in monthly installments of $43,750 through September 2003, secured by the Company’s receivables (see below)	962,500	—
Note payable to a bank, interest at the bank’s prime rate plus 0.25% (9.75% at December 31, 2000), secured by a pledge of the common stock of a subsidiary, repaid in October 2001	—	1,040,000
Mortgage note payable to a bank, interest at 8.25%, secured by land and building, repaid in October 2001	—	244,800
Equipment notes payable repaid in 2001	—	62,300

	7,442,000	7,423,200
Less-current portion	(1,830,000)	(3,049,600)

	$5,612,000	$4,373,600

     Future annual maturities of long-term debt consists of the following as of December 31, 2001:

YEAR ENDING
DECEMBER 31,

2002	$1,830,000
2003	1,657,900
2004	2,832,600
2005	837,200
2006	221,100
Thereafter	63,200

$7,442,000

Bank Credit Facilities

     Through October 2001, three of the Company’s subsidiaries had entered into revolving credit facilities with different banks. Two lines provided for maximum borrowings of $500,000 each, while the third provided for maximum borrowings of $75,000. Borrowings on each credit facility accrued interest at the respective bank’s prime rate, prime + .75%, or prime + 1% (9.5%, 10.25% and 10.5%, respectively, at December 31, 2001) and were all secured by the business assets of the respective subsidiary. Each of the credit facilities was repaid in October 2001, with proceeds from a new bank credit facility.

     In October 2001, the Company entered into a new bank credit facility, which provided for maximum borrowings of up to $4,050,000. The credit facility is comprised of: (a) a $1,050,000 term loan, which is repayable in monthly principal installments of $43,750 commencing November 1, 2001, and maturing on September 30, 2003; and (b) a revolving credit line of up to $3,000,000, which matures on June 30, 2003. The credit facility is secured by all accounts receivable (see below) and bears interest, payable monthly, at the Company’s choice of an interest rate based upon LIBOR or the bank’s prime rate, plus an incremental percentage margin, as defined in the Agreement (initial margins are 2.75% for LIBOR loans and .25% for prime rate loans). Upon the October 2001 closing of the facility, the Company borrowed $2,778,600 ($1,050,000 under the term loan and $1,728,600 under the revolving credit line), which was set at an initial 90 day LIBOR-based interest rate of 5.18%. The term loan proceeds were used to refinance the remaining principal obligations on the Company’s note payable to a bank and mortgage payable to a bank. Of the revolving credit line proceeds, $963,000 was used to repay all principal and interest due under the Company’s three revolving lines of credit, with the remaining $765,600 retained as working capital. In January 2002, the Company borrowed the remaining $1,271,400 balance of the revolving credit line.

     The new bank credit facility requires, among other things, compliance with certain financial ratios on a quarterly basis, specifically a debt/EBITDA ratio, a fixed charge ratio and a minimum net worth ratio. As a result of the operating losses incurred in the fourth quarter of 2001, the Company was not in compliance with the debt/EBITDA and fixed charge ratios as of December 31, 2001. In addition, due to operating losses incurred in the first quarter of 2002, the Company was not in compliance with the minimum net worth ratio as of March 31, 2002.

     In April 2002, the Company and the bank agreed to restructure the terms of the bank credit facility. Pursuant to the restructuring agreement, the Company was granted a temporary waiver of the financial covenant events of default provisions under the original loan agreement and the bank’s forebearance from exercising its available remedies, which extends through January 2, 2003. New financial covenants were established that require the Company to operate in compliance with revised operating projections provided to the bank as well as provide the bank with monthly financial reports and a monthly compliance certificate that the Company remains in compliance with the terms of the restructuring agreement. The bank also agreed to provide the Company $500,000 of additional financing (“New Bank Loan”) under certain conditions (see below). The Company agreed to pay the bank a fee of $100,000 to enter into the restructuring agreement plus out-of-pocket costs incurred by the bank, such fees and expenses to be paid by June 30, 2002. The Company also granted the bank additional security for the entire restructured bank credit facility in the form of a pledge of the shares of certain of the Company’s subsidiaries and a first lien deed of trust on the Company’s land and building located in Dallas, Texas. Amounts outstanding under the original bank credit facility now mature on April 30, 2003.

     The New Bank Loan is conditioned upon the funding of a second loan of $500,000 loan (“Affiliate Loan”) from an entity controlled by the Chief Executive Officer of the Company (“Heritage”). The Affiliate Loan was funded on April 15, 2002. The proceeds from both loans will be used to make required payments pursuant to the Company’s acquisition notes payable and for working capital purposes. The New Bank Loan and the Affiliate Loan are due the earlier of receipt of the Company’s federal income tax refund (see below) or January 2, 2003.

     The New Bank Loan and the Affiliate Loan are secured by an interest in a deposit account and lock box at the bank (“Refund Account”) into which the Company is required, pursuant to the restructuring agreement, to deposit its federal income tax refund, expected to be received by June 30, 2002. The Affiliate Loan will be repaid upon receipt of the federal income tax refund, after the bank has been repaid any amounts outstanding under the New Bank Loan. Any remaining amounts in the Refund Account, after repaying the New Bank Loan and the Affiliate Loan, are to be used to repay a portion of the amounts outstanding under the original $3,000,000 revolving credit facility.

     In order to provide the Affiliate Loan, Heritage obtained a $500,000 loan from an independent third party finance company (“Pass-Through Loan”). The Pass-Through Loan is secured by 950,336 shares of common stock held by the Chief Executive Officer (772,876 shares) and President (177,460 shares) of the Company, an assignment of Heritage’s interest in the Refund Account and a personal guaranty of the President of the Company. The Pass-Through Loan is to be repaid concurrently with the repayment of the Affiliate Loan. As a condition to obtaining the Pass-Through Loan, Heritage paid a fee of $5,000 and interest accrues at 12% per annum, due upon repayment. These costs are to be passed-through to the Company as part of the Affiliate Loan.

5. Investment in Warner/TBA Joint Venture

     Through December 31, 1999, the Company owned a 50% interest in a joint venture with Warner Custom Music Corp. (“Warner”). The joint venture, Warner/TBA (formerly Warner/Avalon), developed and coordinated live, sponsored music entertainment marketing tours and programs and related projects and generated revenues primarily from third party corporate sponsorships. Warner/TBA recognized revenue by amortizing the contract sponsorship funds over the life of the related programs, which ranged from single day events to tours lasting several months.

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

     Through December 31, 1999, the Company accounted for the investment in Warner/TBA using the equity method of accounting. Summary unaudited statements of operations data of Warner/TBA are as follows:

FOR THE YEAR
ENDED DECEMBER 31
1999

Revenues	$8,178,600
Net loss	$(154,000)

     During 1999, the two largest customers accounted for 51% and 30% of gross revenues of Warner/TBA.

6. Acquisitions

     During 2001, 2000 and 1999, the Company completed the following acquisitions:

				VALUE OF	NUMBER
		CASH	ACQUISITION	COMMON STOCK	OF SHARES
COMPANY	DATE ACQUIRED	CONSIDERATION	NOTES PAYABLE	ISSUED	ISSUED

2001 Acquisitions:
Moore Entertainment, Inc. (“Moore”)	February 2001	$1,100,000	$1,100,000	—	—
Alliance Artists, Ltd. (“Alliance”)	July 2001	100,000	400,000	—	—
2000 Acquisitions:
Romeo Entertainment Group, Inc. (“Romeo”)	January 2000	$3,475,000	$2,525,000	$750,000	142,300
EJD Concert Services, Inc.	April 2000	540,000	60,000	—	—
1999 Acquisitions:
Karin Glass & Associates, Inc. and affiliated Companies (“KGA”)	March 1999	2,300,000	—	—	—
Mike Atkins Management, Inc. (“Atkins”)	December 1999	700,000	700,000	—	—

     During the period commencing on the respective acquisition dates and continuing through a portion of 2003 (the “Earnout Period”), the sellers of two businesses acquired in 1998 will be paid additional sales price consideration based on the earnings of the two businesses during each of the years in the Earnout Period. The maximum additional purchase price is $5,755,000 for the first business and $625,000 for second business. Subsequent to 1998, the additional purchase price will be paid 60% in cash and 40% in notes payable which are payable in semi-annual installments with 8% interest over a 5-year period. Additional consideration earned through December 31, 2000 was recorded as goodwill and was amortized through December 31, 2001 over the remaining period of the original 10-year amortization period, which commenced on the respective acquisition date. Additional consideration earned for 2001 will also be recorded as goodwill. However, beginning January 1, 2002, goodwill will no longer be amortized as required by SFAS No. 142. Additional purchase price payable to the sellers of the two businesses totaled $975,500, 562,500 and 871,500 for the years ended December 31, 2001, 2000 and 1999, respectively and are included in accrued liabilities and long-term debt in the accompanying consolidated balance sheets.

     Annual principal payments under each of the promissory notes payable to Moore, Alliance and Atkins, and $2,025,000 of the promissory notes payable to Romeo, are subject to reduction based on the earning of those businesses in years subsequent to acquisition. There have been no reductions in the annual principal payments to Atkins or Alliance through December 31, 2001. Principal payments to Romeo and Moore have been reduced by $185,300 and $470,600, respectively, through December 31, 2001. These reductions in principal payments can be recovered over the remaining term of the promissory notes payable if the operations of these businesses achieve specified levels.

     The accounting for the above-mentioned acquisitions is in accordance with the purchase method of accounting. The operations of the acquired businesses are included in the accompanying consolidated statements of operations from their respective acquisition dates. The purchase price for each acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the respective acquisition date. Substantially the entire purchase price has been allocated to goodwill, as the net tangible assets of these companies acquired were not significant at the date of the acquisition. Operating results of each of the 2001 Acquisitions, 2000 Acquisitions and the 1999 Acquisitions are included in the accompanying consolidated statements of operations from their respective acquisition dates. The 1999 acquisition of KGA comprises the majority of the Company’s merchandise operations, which were discontinued in the first quarter of 2001 (Note 7).

     The following unaudited pro forma financial information represents the consolidated results for the year ended December 31, 1999, as if the 1999 acquisition of Atkins and the 2000 acquisition of Romeo had occurred as of January 1, 1999. The pro forma results reflect certain adjustments, including amortization of the excess purchase price over fair value of net assets acquired, interest expense on the acquisition debt and other adjustments. The pro forma amortization of the excess purchase price over fair value of net assets acquired was $2,040,100.

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results. The pro forma consolidated results for 2000 were not materially different from the 2000 consolidated financial statements.

1999

(UNAUDITED)
Total revenues	$45,951,800
Income from continuing operations	$1,289,700
Earnings per common share from continuing operations:
Basic	$0.15
Diluted	$0.15

     The above calculations of pro forma basic and diluted earnings per common share assumes that the following number of weighted average shares were outstanding:

1999

(UNAUDITED)
Basic	8,637,600
Diluted	8,682,300

7. Dispositions

     During the first quarter of 2001, the Company approved a formal plan to sell its merchandising operations in order to better focus on its core business as a strategic communications and entertainment company. The disposition of the merchandising operations represents the disposal of a business segment under Accounting Principles Board (“APB”) Opinion No. 30. Accordingly, this segment is accounted for as a discontinued operation and amounts in the financial statements and related notes for all periods shown have been reclassified to reflect discontinued operations accounting.

     The following is a summary of the operating results of the discontinued merchandising operations:

	DECEMBER 31,

	2001	2000	1999

Revenues	$3,924,600	$10,491,600	$9,545,200
Net (loss) income from discontinued operations before income taxes	(4,014,700)	(824,100)	49,700
Income tax benefit (provision)	410,000	731,600	(19,700)

Net loss from discontinued operations	$(3,604,700)	$(92,500)	$30,000

     The following is a summary of the components of assets and liabilities of the discontinued merchandising operations:

	DECEMBER 31,

	2001	2000

Current assets:
Cash and cash equivalents	$37,100	$—
Accounts receivable	85,500	504,000
Inventories	7,500	401,000
Other current assets	55,200	47,300
Current liabilities:
Accounts payable and accrued liabilities	(461,500)	(486,800)
Current portion of long-term debt and line of credit	—	(373,900)

Net current (liabilities) assets	$(276,200)	$91,600

Long-term assets:
Property and equipment, net	$48,000	$671,200
Other assets, net	—	1,915,700
Long-term liabilities:
Long-term debt, net of current portion	—	(55,800)

Net long-term assets	$48,000	$2,531,100

8. Stockholders’ Equity

     Preferred Stock

     The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock. The Company has designated 557,100 shares of the authorized preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”), of which 334,300 shares were previously issued and are non-voting. The shares are convertible into common stock on a one-for-one basis. In 2001, 2000 and 1999, 100, 400 and 66,200 shares, respectively, of Series A Preferred Stock were converted into shares of common stock. As of December 31, 2001, 2,000 shares of Series A Preferred Stock remain outstanding.

     Common Stock and Common Stock Warrants

     In July 1997, the Company issued 2,600,000 shares of its common stock in a public offering. In connection with this offering, the underwriter was granted a warrant to acquire up to 130,000 shares of common stock at $4.20 per share until July 2002. These warrants were outstanding as of December 31, 2001.

     At December 31, 2001, the Company also had other outstanding warrants to purchase 75,000 shares of common stock at an exercise price of $4.38 per share, expiring in September 2002.

     In August 1998, the board of directors authorized the repurchase, at management’s discretion, of up to 1,000,000 shares of the Company’s common stock until August 1999, which was later extended to December 31, 1999. In 2000, the board of directors increased the number of shares authorized to be purchased to 2,000,000 and extended the stock repurchase program until December 31, 2000. As of December 31, 2001, the Company had repurchased 1,729,900 shares of common stock pursuant to the stock repurchase program for a total consideration of $7,145,700. The Company’s repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders’ equity.

Stock Options

     In 1995 and 1996, the Company granted 80,000 non-qualified options to key employees and directors of which 40,000 had been cancelled as of December 31, 2001. In 1997, 1998, and 2000 the Company established three stock option plans that provide for the granting of either incentive stock options or non-qualified stock options to key employees, officers and directors of the Company. Under the three plans, the Company may grant a total of 1,400,000 stock options at prices not less than the fair market value on the date of grant, with expiration dates not exceeding ten years. As of December 31, 2001, the Company has granted 1,374,100 outstanding incentive stock options pursuant to the three plans.

     Information relating to stock options is as follows:

	SHARES UNDER	WEIGHTED-AVERAGE
	OPTIONS	EXERCISE PRICE

Options outstanding at December 31, 1998	572,000	4.23
Cancelled	(2,000)	5.50
Granted	235,750	4.21

Options outstanding at December 31, 1999	805,750	4.22
Cancelled	(60,000)	4.61
Granted	610,000	4.38

Options outstanding at December 31, 2000	1,355,750	4.28
Cancelled	(75,000)	4.44
Granted	93,327	3.57

Options outstanding at December 31, 2001	1,374,077	4.23

Options exercisable at December 31, 2001	1,106,167	4.16

     As of December 31, 2001, the exercise price of options outstanding ranged from $2.50 to $5.50 and the weighted average remaining contractual life of the options was 6.9 years.

     The Company applies APB Opinion No. 25 (“Accounting for Stock Issued to Employees”) and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations for options issued. Had compensation cost been determined based on the fair value of the stock options at grant date consistent with the method of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), the Company’s net income from continuing operations and net income per share would have been the unaudited pro forma amounts indicated below:

	FOR THE YEARS ENDED DECEMBER 31,

	2001	2000	1999

Net income (loss) from continuing operations:
As reported	$(3,326,700)	$193,800	$1,166,800
Pro forma (unaudited)	(3,538,100)	(121,800)	899,000
Basic earnings per common share:
As reported	(0.45)	0.02	0.14
Pro forma (unaudited)	(0.48)	(0.02)	0.11
Diluted earnings per common share:
As reported	(0.45)	0.02	0.14
Pro forma (unaudited)	(0.48)	(0.02)	0.11

     As required by SFAS 123, the Company provides the following disclosure of hypothetical values for these awards. The weighted-average grant-date fair value of options granted during 2001, 2000 and 1999 was estimated to be $1.68, $2.12 and $1.83, respectively.

     The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively; risk free interest rates of 4.64, 6.19 and 6.67 percent; expected lives of 5, 5 and 3 years; volatility of 47 percent, 45 percent and 55 percent and no assumed dividends. Additional adjustments are made for assumed cancellations and expectations that shares acquired through the exercise of options are held during employment.

9. Income Taxes

     The provision for income taxes consists of the following:

	FOR THE YEARS ENDED DECEMBER 31,

	2001	2000	1999

Current
Federal	$(886,800)	$583,200	$816,800
State	(156,500)	102,900	144,100
Deferred
Federal	416,800	96,800	(145,300)
State	73,500	17,100	(25,600)

Total	$(553,000)	$800,000	$790,000

     A reconciliation of the difference between the statutory federal tax rate and the Company’s effective tax rate is as follows:

	FOR THE YEARS ENDED DECEMBER 31,

	2001	2000	1999

Income taxes at statutory federal rate	$(3,280,600)	$306,400	$675,500
State income tax, net of federal tax benefit	(449,000)	52,600	99,300
Non-deductible goodwill amortization	511,900	429,800	250,900
Change in valuation allowance	1,881,400	—	(174,900)
Other	47,400	11,200	(60,800)

Income tax provision	$(553,000)	$800,000	$790,000

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$1,413,200	$296,800
Accrued payroll related costs	194,400	238,700
Accrued professional fees	—	38,800
Other	198,400	(39,700)

	00	534,600
Deferred tax liabilities:
Accelerated depreciation for tax	115,400	(4,300)

Net deferred tax asset	1,921,400	530,300
Valuation allowance	(1,921,400)	(40,000)

	$—	$490,300

10. Commitments and Contingencies

     Operating Leases

     The Company leases office space under non-cancelable operating lease agreements expiring in various years through 2006.

     Commitments for operating leases:

2002	$881,500
2003	791,100
2004	637,500
2005	354,800
2006	250,700

$2,915,600

     The Company incurred rent expense of approximately $1,079,500, $956,800 and $602,700 and for the years ended December 31, 2001, 2000 and 1999, respectively.

     Contingencies

     The Company, from time to time, is a party to legal proceedings incidental to its business. Management believes that there are no open matters that could have a material adverse effect on its financial position or results of operations pending at this time.

11. Business Segment and Geographic Information

     Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company classifies its continuing operations according to four major client segments within the entertainment services industry: corporate clients, entertainment marketing clients, artist clients and fairs & festivals clients. For corporate clients, the Company creates innovative business communications programs delivered via a broad range of business communications, meeting production, entertainment and event production services. For entertainment marketing clients, the Company develops and executes integrated entertainment marketing and special event initiatives including music tours, television broadcasts and syndicated radio specials. For artist clients, the Company manages the negotiation of recording, touring, merchandising and performance contracts, and the development of long-term career strategies for music industry artists. For fairs and festivals clients, the Company develops content and entertainment programs for its nationwide network of fairs and festivals. Substantially all revenues and long-lived assets of the Company for 2001, 2000, and 1999 were derived from United States based companies.

     The Company does not internally report separate identifiable assets by client group. The Company evaluates performance of each segment based on several factors, of which the primary financial measure is EBITDA, including other income. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Unaudited summarized financial information concerning the Company’s reportable segments (and excluding discontinued operations discussed in Note 7) is shown in the following table for 2001, 2000, and 1999.

		ENTERTAINMENT		FAIRS &
	CORPORATE	MARKETING	ARTIST	FESTIVALS
	CLIENTS	CLIENTS	CLIENTS	CLIENTS	CORPORATE	TOTAL

2001:
Revenues	$42,194	$4,871	$3,660	$9,680	$—	$60,405

EBITDA, including equity in earnings of joint ventures	$2,893	$(564)	$693	$466	$(3,512)	$(24)
Depreciation and amortization	(1,137)	(357)	(642)	(422)	(340)	(2,898)
Net interest income (expense)	5	24	(4)	(18)	(555)	(548)

Income (loss) from continuing operations before income taxes	$1,761	$(897)	$47	$26	$(4,407)	$(3,470)

2000:
Revenues	$55,250	$11,393	$3,513	$8,384	$—	$78,540

EBITDA, including equity in earnings of joint ventures	$6,289	$(978)	$1,500	$992	$(3,434)	$4,369
Depreciation and amortization	(1,207)	(153)	(548)	(405)	(167)	(2,480)
Net interest income (expense)	226	164	(16)	(6)	(532)	(164)

Income (loss) from continuing operations before income taxes	$5,308	$(967)	$936	$581	$(4,133)	$1,725

1999:
Revenues	$34,175	$1,568	$2,876	$—	$—	$38,619

EBITDA, including equity in earnings of joint ventures	$3,362	$(36)	$1,665	$—	$(1,781)	$3,210
Depreciation and amortization	(1,139)	(63)	(242)	—	(91)	(1,535)
Net interest income	106	—	—	—	156	262

Income (loss) from continuing operations before income taxes	$2,329	$(99)	$1,423	$—	$(1,716)	$1,937

12. Quarterly Financial Data (unaudited)

     Summary data relating to the results of continuing operations for each quarter of the years ended December 31, 2001 and 2000 follows:

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(in thousands - except per share amounts)
December 31, 2001
Revenues	$13,900	$22,330	$15,883	$8,292	$60,405
Gross Profit	4,443	7,632	4,359	2,972	19,406
Net (loss) income from continuing operations	(1,101)	644	71	(2,941)	(3,327)
Earnings from continuing operations per share (1)
Basic	(0.15)	0.09	0.01	(0.40)	(0.45)
Diluted	(0.15)	0.09	0.01	(0.40)	(0.45)
December 31, 2000
Revenues	$16,704	$16,493	$29,264	$16,079	$78,540
Gross Profit	5,270	5,577	7,367	5,354	23,568
Net income (loss) from continuing operations	185	187	641	(819)	194
Earnings from continuing operations per share (1)
Basic	0.02	0.02	0.08	(0.11)	0.02
Diluted	0.02	0.02	0.08	(0.11)	0.02

(1)	The sum of the quarterly earnings per share data differs from the earnings per share data for the year due to the required method of computing dilution and the weighted average number of shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding the directors and executive officers of the Company:

Name	Age	Position	Held Since

Thomas J. Weaver III	44	Chairman of the Board, Chief Executive Officer	1993
Frank Bumstead	60	Director	1993
Charles Flood	57	Director	1995
Joseph C. Galante	52	Director	1998
S. Herbert Rhea	79	Director	2000
W. Reid Sanders	52	Director	2000
Frank A. McKinnie Weaver, Sr.	41	Director, Secretary	1993
Kyle Young	46	Director	1996
Greg Janese	43	President and Chief Operating Officer	2001
Bryan J. Cusworth	42	Executive Vice President, Chief Financial Officer and Treasurer	1996, 1999

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

     Since 1983, Mr. Rhea has been a Director and President of Rhea Financial Corporation, a financial consulting firm. Since 1987, he has been a shareholder in the corporate general partner of Private Investment Consortium, Ltd., a public venture capital firm which prior to its liquidation had total assets in excess of $30 million. In prior years, Mr. Rhea has served as a Director of numerous private and publicly held corporations. Mr. Rhea currently serves as a Trustee of the Frank Z. Jemison, Jr. Foundation, Inc., the Hugo Dixon Foundation and Dixon Gallery & Gardens and is on the Board of Trustees, Rhodes College.

     Mr. Sanders has served as Executive Vice President of Southeastern Asset Management and President of Longleaf Partners Funds since 1976. Mr. Sanders is a Director of the Pioneer Group, Inc. and Harbor Global Company, Ltd and a member of the Advisory Board of SSM Venture Partners. Mr. Sanders serves on the Board of Trustees of Rhodes College, the Memphis Zoological Society, the Hugo Dixon Foundation and the Dixon Gallery and Gardens. Mr. Sanders is Chairman of the Regional Selection Committee for the Jefferson Scholarship at the University of Virginia and a member of its National Advisory Board. Mr. Sanders is also a member of the Advisory Board of the University of Tennessee at Memphis and Vice Chairman of the Board of The Hutchinson School.

     Frank A. McKinnie Weaver, Sr. has served as Vice President, Correspondent Banking, of First Tennessee Bank, N.A., since 1999. Prior to joining First Tennessee Bank, Mr. Weaver served as Vice President, Correspondent Banking at National Bank of Commerce (“NBC”), Memphis, Tennessee. Mr. Weaver served at NBC for five (5) years prior to joining First Tennessee Bank. Prior to NBC, Mr. Weaver served The Whiteville Bank from 1985 to 1994, leaving that institution as Vice President and Director to join NBC in Memphis, Tennessee. Mr. Weaver is also a Director of Heritage Trust Company and is President of Heritage Farms of Hickory Valley, Inc. Mr. Weaver is the brother of Thomas J. Weaver III.

     Kyle Young has been the Deputy Director of the Country Music Foundation (the “CMF”) since 1985. From 1975 to 1985, Mr. Young was employed by the CMF in various capacities, including involvement in the development and licensing of television shows, radio programs and music festivals produced by the CMF. Mr. Young is involved in the Country Music Association, the National Academy of the Recording Arts and Sciences, the National Association of Independent Record Distributors, the Nashville Entertainment Association, the Inter-Museum Council of Nashville, the Nashville Institute for the Arts and Vanderbilt University Press.

     Greg M. Janese currently serves as President and Chief Operating Officer of the Company and served as an Executive Vice President from April 1997 until January 2001. He has led the Company’s Corporate Communications and Entertainment division since April 1997, when the Company acquired Avalon Entertainment Group, Inc. (“AEG”). Mr. Janese has over 20 years of experience in the entertainment industry. From 1993 to 1997, he served as President of AEG. He co-founded The Entertainment Group, a Nashville based concert promotion and production company and the predecessor to AEG, in 1989. In 1987, Mr. Janese founded World Class Productions, a corporate production firm partnered with Barbara Mandrell. Prior to that, Mr. Janese was involved in various capacities with artist promotions, public relations, and booking and producing talent for corporate meeting and special events.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Company directors, executive officers and persons who own more than 10% of the outstanding Common Stock file initial reports of ownership and reports of changes in ownership of Common Stock with the Securities and Exchange Commission (the “SEC”). Officers, directors and stockholders who own more than 10% of the outstanding Common Stock are required by the SEC to furnish the Company with copies of all Section 16(a) reports they file.

     Based on a review of such forms, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with for the year ended December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the total compensation paid or accrued by the Company for the three years ended December 31, 2001 on behalf of each of the named executive officers of the Company.

Summary Compensation Table

		Annual Compensation		Long Term
				Compensation
Name and Principle Position	Year	Salary	Bonus	Options (#)

Thomas J. Weaver, III	2001	$350,000	$-0-	-0-
Chairman of the Board,	2000	350,000	-0-	175,000
Chief Executive Officer	1999	225,000	-0-	-0-
Greg M. Janese	2001	200,000	-0-	-0-
President,	2000	200,000	50,000	75,000
Chief Operating Officer	1999	175,000	-0-	-0-
Thomas Miserendino (1)	2001	125,000	-0-	-0-
Executive Vice President	2000	250,000	-0-	75,000 (2)
	1999	175,000	-0-	-0-
Bryan J. Cusworth	2001	200,000	-0-	-0-
Executive Vice President	2000	200,000	-0-	75,000
Chief Financial Officer	1999	150,000	-0-	-0-
Treasurer

(1)	Effective April 10, 2001, Mr. Miserendino was no longer an executive officer of the Company and was terminated as of June 30, 2001.

(2)	These options were forfeited upon Mr. Miserendino's termination of employment.

     The following table sets forth information with respect to stock options held by the named executive officers of the Company on December 31, 2001. The closing price for the Company’s Common Stock on December 31, 2001 (the last trading day of the year) was $3.555. None of the executive officers exercised any stock options during 2001.

Aggregated Fiscal Year-End Option Values

	Number of Securities	Value of Unexercised
	Underlying Unexercised	In-the-Money
	Options at FY-End	Options at FY-End
Name and Principal Position	Exercisable/Unexercisable	Exercisable/Unexercisable

Thomas J. Weaver III	750,000/-0-	$-0-/$-0-
Greg M. Janese	25,000/50,000	-0-/-0-
Thomas Miserendino	-0-/-0-	-0-/-0-
Bryan J. Cusworth	167,000/78,000	$-0-/$-0-

Employment Agreements

     The Company has entered into an employment agreement with Thomas J. Weaver III for a term of five years, commencing January 1, 1994. The agreement provided for an initial annual base salary of $125,000, with increases at the discretion of the Board of Directors. Pursuant to action taken by the Board of Directors, Mr. Weaver’s current annual base salary is $350,000. The agreement also provides for an annual bonus as determined by the Board of Directors based on the operating results of the Company. The agreement is automatically renewed on each anniversary date for an additional five-year term unless it is terminated by either party prior to the anniversary date. The agreement provides that Mr. Weaver is entitled to payment for the unexpired portion of the current term in the event his employment is terminated without cause by the Company. Under the agreement, “cause” is defined to include failure to perform the duties of his office, breach of fiduciary duty to the Company and willful violation of the confidentiality or non-competition provisions of the agreement.

     The Company has entered into an employment agreement with Greg M. Janese, for an original term commencing on April 21, 1997 and continuing through December 31, 2002. The term of the agreement was extended to April 30, 2003 pursuant to a modification agreement entered into with Mr. Janese in April 2000. Other terms of the agreement were modified pursuant to such modification agreement and the Company paid Mr. Janese $50,000 in consideration of such modifications. The agreement provides for an initial annual base salary of $150,000, with increases at the discretion of the Board of Directors. Pursuant to action taken by the Board of Directors, Mr. Janese’s current annual base salary is $200,000. In addition, Mr. Janese is entitled to participate in applicable incentive plans established by the Company. Mr. Janese waived all rights to incentive compensation under the previous terms of the agreement for all prior periods pursuant to the modification agreement. If the Company terminates the employment of Mr. Janese without cause, or if Mr. Janese terminates his employment for good reason, he will be entitled to (i) one payment equal to the highest total compensation (base salary and bonus) in a prior calendar year for the lesser of the unexpired term of the agreement or two years, and (ii) incentive compensation for the portion of the year in which he was employed. “Cause” is defined to include failure to perform his duties to the Company, breach of the agreement, fraud, embezzlement, conviction of certain serious crimes, conduct harmful to the Company and failure of Mr. Janese to achieve certain performance objectives. “Good reason” is defined to include a material breach of the agreement by the Company which remains uncured for 30 days after receipt of written notice of breach. The agreement contains certain covenants by Mr. Janese not to compete with the business of the Company both during the term of employment and for a period of two years following the termination of employment.

Compensation of Directors

     Directors who are officers and employees of the Company receive no compensation, as such, for serving as members of the Board. Directors who are not officers or employees of the Company are entitled to receive $100 for each Board meeting personally attended, and all Directors are reimbursed for their out-of-pocket expenses incurred in attending Board and Committee meetings.

Compensation Committee Interlocks and Insider Participation

     No person who served as a member of the Company’s Compensation Committee during 2001 (i) was an officer or employee of the Company during such year, (ii) was formerly an officer of the Company or (iii) was a party to any material transaction set forth under “Certain Relationships and Transactions.”

     No executive officer of the Company served as a member of the compensation or similar committee or board of directors of any other entity of which an executive officer served on the Compensation Committee or Board of Directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of April 5, 2002 certain information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, (ii) each of the Company’s directors, (iii) each of the Company’s executive officers and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares of Common Stock beneficially owned. In each case, the number of shares includes the beneficial ownership of Common Stock issuable upon the exercise of options that are exercisable within 60 days. Any shares not outstanding which are subject to such options and beneficially owned by a person in the table below are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by any other person. None of the stockholders listed below beneficially owns any shares of the Company’s Series A Preferred Stock.

	Common Stock

	Number of Shares
Name and Address (1)	Beneficially Owned		Percent of Total

Thomas Jackson Weaver III	1,682,839	(2)	22.9%
Frank Bumstead	24,850		*
Charles Flood	24,850		*
Joseph C. Galante	35,000	(3)	*
S. Herbert Rhea	29,000	(3)	*
W. Reid Sanders	110,000	(3)	1.5%
Frank A. McKinnie Weaver, Sr.	54,000		*
Kyle Young	0		*
Greg M. Janese	202,460	(4)	2.8%
Bryan J. Cusworth	167,000	(5)	2.3%
Dimensional Fund Advisors, Inc.(6)	616,400		8.3%
Wellington Management Company, LLP(7)	540,000		8.3%
All executive officers and directors a group (ten (10) persons)(2)(3)(4)(5)	2,329,999		27.9%

*	Less than 1%.

(1)	The address for Mr. Thomas J. Weaver III is 402 Heritage Plantation Way, Hickory Valley, Tennessee 38042; the address for Messrs. Bumstead and Flood is 1700 Hayes Street, Suite 304, Nashville, Tennessee 37203; the address for Mr. Galante is 1400 18th Avenue South, Nashville, Tennessee 37212; the address for Mr. Rhea is 845 Crossover Lane, Suite 140, Memphis, Tennessee 38117-4908; the address for Mr. Sanders is 6225 Green Meadows Road, Memphis, Tennessee 38120; the address for Mr. Frank A. McKinnie Weaver, Sr. is One Commerce Square, Memphis, Tennessee 38150; the address for Mr. Young is 4 Music Square East, Nashville, Tennessee 37203; the address for Mr. Cusworth is 16501 Ventura Blvd., Suite 601, Encino, California 91436; the address for Mr. Janese is 300 Tenth Avenue South, Nashville, Tennessee 37203; the address for Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401; and the address for Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.

(2)	Includes (a) 750,000 shares issuable to Mr. Weaver upon the exercise of outstanding stock options and (b) 159,963 shares held by the Katherine McKinnie Weaver Trust III, of which Mr. Weaver is trustee.

(3)	Includes 25,000 shares issuable upon the exercise of outstanding stock options.

(4)	Includes 25,000 shares issuable to Mr. Janese upon the exercise of existing stock options.

(5)	Includes 167,000 shares issuable to Mr. Cusworth upon the exercise of outstanding stock options.

(6)	Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manger to certain other commingled group trusts and separate accounts. (These investment companies, trusts and accounts are the “Funds.”) In its role as investment advisor or manager, Dimensional possessed voting and/or investment power over 616,400 shares of Common Stock as of February 12, 2002. The Funds own all securities reported in this table, and Dimensional disclaims beneficial ownership of such securities.

(7)	Information derived from the Form 13G filed with the Securities and Exchange Commission on February 12, 2002 by Wellington Management Company, LLP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     $500,000 Affiliate Loan

     In connection with the restructuring of the Company's bank credit facility in April 2002 (See Note 4 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10K), an entity controlled by the Chief Executive Officer of the Company (“Heritage”), loaned the Company $500,000 (“Affiliate Loan”). Conditioned upon the funding of the Affiliate Loan, which occurred on April 15, 2002, the bank agreed to loan the Company an additional $500,000 (“New Bank Loan”). The proceeds from both loans will be used to make required payments pursuant to the Company's acquisition notes payable and for working capital purposes.

     The New Bank Loan and the Affiliate Loan are secured by an interest in a deposit account and lock box at the bank (“Refund Account”) into which the Company is required, pursuant to the restructured bank credit facility, to deposit its federal income tax refund, expected to be received by June 30, 2002. The Affiliate Loan will be repaid upon receipt of the federal income tax refund, after the bank has been repaid any amounts outstanding under the New Bank Loan.

     In order to provide the Affiliate Loan, Heritage obtained a $500,000 loan from an independent third party finance company (“Pass-Through Loan”). The Pass-Through Loan is secured by 950,336 shares of TBA common stock held by the Chief Executive Officer (772,876 shares) and President (177,460 shares) of the Company and a personal guarantee by the President of the Company. The Pass-Through Loan is to be repaid concurrently with the repayment of the Affiliate Loan. As a condition to obtaining the Pass-Through Loan, Heritage paid a fee of $5,000 and interest accrues at 12% per annum, due upon repayment. These costs are to be passed-through to the Company as part of the Affiliate Loan.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Exhibits.

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENT

2.1(1)	—	Merger Agreement between TBA Entertainment Corporation and Avalon Acquisition Corp., Inc. and Avalon Entertainment Group, Inc.
2.2(2)	—	Purchase Agreement between TBA Entertainment Corporation, Titley Spalding & Associates, LLC, Clarence Spalding and Robert R. Titley dated June 18, 1998.
2.3(3)	—	Purchase Agreement between TBA Entertainment Corporation and SFX Entertainment, Inc. and AWC Acquisition Corp. dated May 13, 1998.
2.4(4)	—	Stock Purchase Agreement between TBA Entertainment Corporation, Magnum Communications, Inc, William R. Cox, Gary A. Larr, Charles A. Barry and Lon M. Hudman dated October 15, 1998.
2.5(5)	—	Merger Agreement among TBA Entertainment Corporation, CPI Acquisition Corp., Inc., Richard S. Smith, Richard W. Perry, Pamela J. Furmanek and Corporate Productions, Inc. dated August 11, 1998.
2.6(6)	—	Stock Purchase Agreement among TBA Entertainment Corporation, Kenneth C. Koziol and Image Entertainment Productions dated September 15, 1998.
2.7(7)	—	Stock Purchase Agreement among TBA Entertainment Corporation, Karin Glass & Associates, Inc., Ink Up, Inc., KGA, Inc., Karin Glass and Kenneth Glass dated March 18, 1999.
3.1(8)	—	Certificate of Incorporation of the Company.
3.2(9)	—	Bylaws of the Company.
4.1(10)	—	Specimen Common Stock Certificate.
4.2(11)	—	Article IX of the Certificate of Incorporation of the Company (included in Exhibit 3.1)
4.3(12)	—	Certificate of Designation of Series A Convertible Preferred Stock of the Company.
4.4(13)	—	Specimen Warrant Certificate.
10.1(14)	—	Purchase and Sale Agreement between TBA Entertainment Corporation and Vail Summit Resorts, Inc. dated July 10, 1998.
10.2(15)	—	Employment Agreement dated as of January 1, 1994 between the Company and Thomas Jackson Weaver III.
10.3(16)	—	Employment Agreement dated as of January 1, 1994 between the Company and Prab Nallamilli.
10.4(17)	—	Stock Purchase Warrant dated February 24, 1994 between the Company and Yee, Desmond, Schroeder & Allen, Inc.
10.5(18)	—	Form of Indemnification Agreement between the Company and each of the directors and executive officers.
10.6(19)	—	TBA Entertainment Corporation 1995 Stock Option Plan.
10.7(20)	—	Form of Stock Option Agreement for options granted under the 1995 Stock Option Plan.
10.8(21)	—	TBA Entertainment Corporation 1997 Stock Option Plan.
10.9(22)	—	Form of Stock Option Agreement for options granted under the 1997 Stock Option Plan.
10.10(23)	—	Representative’s Warrant Agreement dated April 23, 1996 between the Company and H.J. Meyers & Co., Inc.
10.11(24)	—	Warrant Agreement dated April 23, 1996 among the Company, H.J. Meyers & Co., Inc. and American Stock Transfer & Trust Company.
10.12(25)	—	Registration Rights Agreement between the Company, Robert E. Geddes, Greg M. Janese, Thomas Miserendino, Brian K. Murphy and Marc W. Oswald.
10.13(26)	—	Consulting Agreement between Avalon Entertainment Group, Inc. and Robert E. Geddes.
10.14(27)	—	Consulting Agreement between Avalon Entertainment Group Inc. and Thomas Miserendino.
10.15(28)	—	Employment Agreement between Avalon Entertainment Group, Inc. and Marc W. Oswald.
10.16(29)	—	Employment Agreement between Avalon Entertainment Group, Inc. and Greg M. Janese.

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENT

10.17(30)	—	Placement Agent Warrant Agreement between the Company and Rauscher Pierce Refsnes, Inc.
10.18(31)	—	Stock Purchase Agreement among TBA Entertainment Corporation, Robert Romeo and Romeo Entertainment Group, Inc. dated November 26, 1999.
10.19(32)	—	Stock Purchase Agreement among TBA Entertainment Corporation, Mike Atkins and Mike Atkins Management, Inc. dated December 6, 1999.
10.20(33)	—	Stock Purchase Agreement by and among TBA Entertainment Corporation, Edward James Dougherty, Janet L. Dougherty, John F. Dougherty, John F. Dougherty, Eva Dougherty, The Ed & Jan Dougherty Charitable Remainder Trust and EJD Concert Services, Inc.
10.21(34)	—	Stock Purchase Agreement among TBA Entertainment Corporation, Stephen F. Moore and Moore Entertainment, Inc. dated February 6, 2001
10.22(35)	—	TBA Entertainment Corporation Employee Stock Purchase Plan.
10.23(36)	—	Loan and Security Agreement dated October 10, 2001 between AmSouth Bank and TBA Entertainment Corporation and subsidiaries.
21	—	Subsidiaries of the Company.
99.1(37)	—	Audit Committee Charter
99.2*	—	Letter to the SEC regarding Arthur Andersen LLP dated April 12, 2002.

*	Filed herewith.

(1)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated on April 21, 1997.

(2)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated on June 18, 1998.

(3)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 13, 1998.

(4)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 18, 1998.

(5)	Incorporated herein by reference to Exhibit 2.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(6)	Incorporated herein by reference to Exhibit 2.6 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(7)	Incorporated herein by reference to Exhibit 2.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(8)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 21, 1997.

(9)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated April 21, 1997.

(10)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 1997.

(11)	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated April 21, 1997.

(12)	Incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 (Registration No. 33-97890) dated March 15, 1996.

(13)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended (June 30, 1998).

(14)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 33-69944) dated December 8, 1993.

(15)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 (Registration No. 33-69944) dated December 8, 1993.

(16)	Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 (Registration No. 33-69944) dated December 8, 1993.

(17)	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 (Registration No. 33-69944) dated December 8, 1993.

(18)	Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(19)	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(20)	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(21)	Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(22)	Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(23)	Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(24)	Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(25)	Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(26)	Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(27)	Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(28)	Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(29)	Incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K dated June 20, 1997.

(30)	Incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-29775) dated June 20, 1997.

(31)	Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, as amended for the fiscal year ended December 31, 1999.

(32)	Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, as amended for the fiscal year ended December 31, 1999.

(33)	Incorporated herein by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(34)	Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(35)	Incorporated by reference to the same exhibit number in Registrant’s Registration Statement on Form S-8 (Registration No. 333-62284).

(36)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(37)	Incorporated herein by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the quarterly period ended December 31, 2001.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Hickory Valley, Tennessee, on the 16th day of April 2002.

TBA ENTERTAINMENT CORPORATION

By: /s/ THOMAS JACKSON WEAVER III Thomas Jackson Weaver III Chairman of the Board and Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ THOMAS JACKSON WEAVER III	Chairman of the Board,	April 16, 2002
Chief Executive Officer
Thomas Jackson Weaver III	(Principal Executive Officer)

/s/ JOSEPH C. GALANTE	Director	April 16, 2002

Joseph C. Galante

/s/ FRANK BUMSTEAD	Director	April 16, 2002

Frank Bumstead

/s/ CHARLES FLOOD	Director	April; 16, 2002

Charles Flood

/s/ S. HERBERT RHEA	Director	April 16, 2002

S. Herbert Rhea

/s/ W. REID SANDERS	Director	April 16, 2002

W. Reid Sanders

/s/ FRANK A. McKINNIE WEAVER, SR	Director	April 16, 2002

Frank A. McKinnie Weaver, Sr.

/s/ KYLE YOUNG	Director	April 16, 2002

Kyle Young

/s/ BRYAN J. CUSWORTH	Chief Financial Officer	April 16, 2002
(Principal Accounting and
Bryan J. Cusworth	Financial Officer)