Form 10-Q
period 2002-03-31
TBA ENTERTAINMENT CORP
filed 2002-05-15
CIK 913201

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

COMMISSION FILE NUMBER
0-22582

TBA ENTERTAINMENT CORPORATION
(Exact Name of Registrant as specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	62-1535897 (I.R.S. employer identification no.)

16501 VENTURA BOULEVARD, SUITE 601 ENCINO, CALIFORNIA (Address of principal executive offices)	91436 (Zip Code)

(818) 728-2600
(Registrant’s telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes No

As of May 3, 2002, the Registrant had outstanding 7,363,800 shares of Common Stock, par value $.001 per share.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
ASSETS

Current assets:

Cash and cash equivalents	$306,700	$2,151,200

Accounts receivable, net of allowance for doubtful accounts of $398,400 for both periods	2,391,800	1,574,300

Deferred charges and other current assets	3,041,300	2,709,500

Total current assets	5,739,800	6,435,000

Property and equipment, net	1,819,500	2,006,100

Other assets, net:

Goodwill	25,668,700	25,668,700

Other	307,300	249,900

Net long-term assets of discontinued operations	48,000	48,000

Total assets	$33,583,300	$34,407,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$4,096,300	$3,905,400

Deferred revenue	2,569,200	3,335,600

Notes payable and current portion of long-term debt	1,754,500	1,830,000

Net short-term liabilities from discontinued operations	259,800	276,200

Total current liabilities	8,679,800	9,347,200

Long-term debt, net of current portion	8,512,100	7,340,600

Total liabilities	17,191,900	16,687,800

Stockholders’ equity:

Preferred stock, $.001 par value; authorized 1,000,000 shares, 2,100 and 2,000, respectively, of Series A convertible preferred stock issued and outstanding and liquidation preference $100	100	100

Common stock, $.001 par value; authorized 20,000,000 shares; 7,363,800 and 7,362,400 shares outstanding, respectively; 8,857,200 issued	8,900	8,900

Additional paid in capital	30,587,900	30,589,300

Accumulated deficit	(8,130,700)	(6,797,900)

Less treasury stock, at cost, 1,493,400 and 1,494,800 shares, respectively	(6,074,800)	(6,080,500)

Total stockholders’ equity	16,391,400	17,719,900

Total liabilities and stockholders’ equity	$33,583,300	$34,407,700

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

Revenues	$7,970,900	$13,900,400

Costs related to revenue	5,172,300	9,457,400

Gross profit margin	2,798,600	4,443,000

Selling, general and administrative expenses	4,320,800	5,415,900

Depreciation and amortization expense	188,900	676,200

Other income	(49,700)	(167,700)

Interest expense, net	151,300	147,200

Loss from continuing operations before income taxes	(1,812,700)	(1,628,600)

Income tax benefit	480,000	528,000

Loss from continuing operations	(1,332,700)	(1,100,600)

Loss from discontinued operations, net of income tax benefit of $93,000 for 2001	—	(140,200)

Net loss	$(1,332,700)	$(1,240,800)

Earnings per common share — basic:

Loss from continuing operations	$(0.18)	$(0.15)

Loss from discontinued operations	—	(0.02)

Net loss per common share – basic	$(0.18)	$(0.17)

Earnings per common share — diluted:

Loss from continuing operations	$(0.18)	$(0.15)

Loss from discontinued operations	—	(0.02)

Net loss per common share – diluted	$(0.18)	$(0.17)

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

Cash flows from operating activities:

Net loss	$(1,332,700)	$(1,240,800)

Adjustments to reconcile net loss to net cash used in continuing operations:

Loss from discontinued operations	—	140,200

Depreciation and amortization	188,900	676,200

Minority interest in loss of consolidated subsidiary	(27,300)	—

Changes in assets and liabilities:

(Increase) decrease in accounts receivable	(817,300)	41,700

Increase in deferred charges and other current assets	(398,700)	(258,200)

Increase in other assets	(52,600)	(134,200)

Increase in accounts payable and accrued liabilities	282,900	298,800

Decrease in advance deposits and deferred revenue	(766,400)	(187,100)

Net cash used in continuing operations	(2,923,200)	(663,400)

Cash flows from investing activities:

Acquisition of businesses, net of cash acquired	—	(985,700)

Expenditures for property and equipment	(2,300)	(164,200)

Net cash used in investing activities	(2,300)	(1,149,900)

Cash flows from financing activities:

Net borrowings on credit lines	1,271,400	310,000

Repurchase of common stock	—	(620,600)

Repayments of long-term debt	(175,400)	(419,100)

Net cash provided by (used in) financing activities	1,096,000	(729,700)

Net cash used in discontinued operations	(15,000)	—

Net decrease in cash and cash equivalents	(1,844,500)	(2,543,000)

Cash and cash equivalents — beginning of period	2,151,200	3,751,100

Cash and cash equivalents — end of period	$306,700	$1,208,100

Cash paid for interest	$45,100	$105,100

Cash paid for income taxes	$19,000	$179,600

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND BASIS OF PRESENTATION:

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete year-end financial statements. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements and related footnotes included in the Company’s Form 10-K for the year ended December 31, 2001.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2002, and the results of its operations and cash flows for the three-month periods ended March 31, 2002 and 2001, respectively, have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

Recently Issued Accounting Standards

Beginning January 1, 2002, the Company adopted the provisions of Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 provides new guidance on the accounting for a business combination as of the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. The Company has used the purchase method of accounting for all its business combinations. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will instead be tested for impairment at least annually and written down only when impaired. In accordance with the provision of SFAS No. 142, no amortization of goodwill was recorded on the acquisition of Alliance Artists, Ltd., which was completed in July 2001.

The Company adopted these statements effective January 1, 2002. It is currently undergoing the first step in the transitional goodwill impairment test prescribed in SFAS No. 142. The Company will complete the transitional goodwill impairment test and expect to report any potential impairment in the second quarter ended June 30, 2002. SFAS No. 142 represents a change in the methodology used to determine impairment in that it is more market-focused.

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

Commitments

Future minimum annual commitments under bank and other debt agreements and non-cancelable operating leases as of December 31, 2001 are as follows:

	2002	2003	2004	2005	2006	After	Total

Bank and other debt	$1,698,300	$4,483,000	$2,832,600	$837,200	$221,100	$63,200	$10,135,400

Operating leases	661,200	791,100	637,500	354,800	250,700	—	2,695,300

Total	$2,359,500	$5,274,100	$3,470,100	$1,192,000	$471,800	$63,200	$12,830,700

Capital expenditures will be focused on equipment replacements and are not expected to be significant.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” the Company identified the most critical accounting principles upon which its financial status depends. The Company determined the critical accounting principles to be related to revenue recognition and impairment of intangibles and other long-lived assets. The Company states these accounting policies in the Notes to its Consolidated Financial Statements and in relevant sections in this management’s discussion and analysis, including the Recent Accounting Pronouncements discussed below.

2.	GOODWILL AND OTHER INTANGIBLE ASSETS – ADOPTION OF SFAS 142

SFAS No. 142, “Goodwill and Other Intangible Assets”, which was adopted on January 1, 2002, requires disclosure of what reported income from continuing operations and net income would have been in all periods presented exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill and other intangible assets that are no longer being amortized and changes in amortization periods for intangible assets that will continue to be amortized (including any related tax effects). Similarly, adjusted per-share-amounts also are required to be disclosed for all periods presented. The Company initially applied this statement as of January 1, 2002. The amortization of goodwill, loss from continuing operations and net loss for the initial application and prior corresponding period follows (in thousands, except per share amounts).

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

Loss from continuing operations:

Reported loss from continuing operations	$(1,333)	$(1,101)

Amortization of goodwill	—	604

Adjusted loss from continuing operations	$(1,333)	$(497)

Net loss:

Reported net loss	$(1,333)	$(1,241)

Amortization of goodwill	—	604

Adjusted net loss	$(1,333)	$(637)

Basic and diluted earnings per share:

Reported net loss	$(0.18)	$(0.17)

Amortization of goodwill	—	0.08

Adjusted net loss	$(0.18)	$(0.09)

The Company will complete the transitional goodwill impairment test and expects to report any potential impairment in the second quarter ended June 30, 2002.

3.	EARNINGS PER COMMON SHARE

The following table sets forth the unaudited computations of basic and diluted earnings per common share from continuing operations:

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

Basic earnings per common share:

Loss from continuing operations	$(1,332,700)	$(1,100,600)

Weighted average common stock outstanding	7,362,400	7,375,100

Net loss per common share — basic	$(0.18)	$(0.15)

Diluted earnings per common share:

Loss from continuing operations	$(1,332,700)	$(1,100,600)

Weighted average common stock outstanding	7,362,400	7,375,100

Additional common stock resulting from dilutive securities:

Preferred stock	—	—

Shares issuable for stock options and warrants	—	—

Weighted average common stock and dilutive securities outstanding	7,362,400	7,375,100

Net loss per common share — diluted	$(0.18)	$(0.15)

Options and warrants to purchase 1,414,600 shares of common stock for the three months ended March 31, 2002 and 3,162,200 shares of common stock for the comparable period in 2001 were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.

4.	DISCONTINUED OPERATIONS

During the first quarter of 2001, the Company approved a formal plan to sell its merchandising operations in order to better focus on its core business as a strategic communications and entertainment company. The sale of substantially all the merchandise operations occurred in the fourth quarter of 2001. The Company is in the process of liquidating the remaining merchandise operations, which it expects to complete by the third quarter of 2002. The disposition of the merchandising operations represents the disposal of a business segment under Accounting Principles Board (“APB”) Opinion No. 30. Accordingly, this segment is accounted for as a discontinued operation and amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. There were no discontinued operations during the 2002 quarter.

The operating results of discontinued operations are as follows:

THREE MONTHS ENDED
MARCH 31, 2001

(unaudited)
Revenues	$1,873,100

Net loss from discontinued operations before income taxes	(233,200)

Income tax benefit	93,000

Net loss from discontinued operations	(140,200)

The components of assets and liabilities of discontinued operations are as follows:

	MARCH 31,	DECEMBER 31,
	2002	2001

	(unaudited)
Current assets:

Cash and cash equivalents	$29,700	$37,100

Accounts receivable	85,100	85,500

Inventories	7,500	7,500

Other current assets	46,000	55,200

Current liabilities:

Accounts payable and accrued liabilities	(428,100)	(461,500)

Net current liabilities	$(259,800)	$(276,200)

Long-term assets:

Property and equipment, net	$48,000	$48,000

Net long-term assets	$48,000	$48,000

5.	DEBT

In October 2001, the Company entered into a new bank credit facility, which provided for maximum borrowings of up to $4,050,000. The credit facility is comprised of: (a) a $1,050,000 term loan, which is repayable in monthly principal installments of $43,750 commencing November 1, 2001, and maturing on September 30, 2003; and (b) a revolving credit line of up to $3,000,000, which matures on June 30, 2003. The credit facility is secured by all accounts receivable (see below) and bears interest, payable monthly, at the Company’s choice of an interest rate based upon LIBOR or the bank’s prime rate, plus an incremental percentage margin, as defined in the Agreement. Upon the October 2001 closing of the facility, the Company borrowed $2,778,600 ($1,050,000 under the term loan and $1,728,600 under the revolving credit line), which was set at an initial 90 day LIBOR-based interest rate of 5.18%. The term loan proceeds were used to refinance the remaining principal obligations on the Company’s note payable to a bank and mortgage payable to a bank. Of the revolving credit line proceeds, $963,000 was used to repay all principal and interest due under the Company’s three revolving lines of credit, with the remaining $765,600 retained as working capital. In January 2002, the Company borrowed the remaining $1,271,400 balance of the revolving credit line.

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

In April 2002, the Company and the bank agreed to restructure the terms of the bank credit facility. Pursuant to the restructuring agreement, the Company was granted a temporary waiver of the financial covenant events of default provisions under the original loan agreement and the bank’s forbearance from exercising its available remedies, which extends through January 2, 2003. New financial covenants were established that require the Company to operate in compliance with revised operating projections provided to the bank as well as provide the bank with monthly financial reports and a monthly compliance certificate that the Company remains in compliance with the terms of the restructuring agreement. As of April 30, 2002, the Company was in compliance with the terms of the restructuring agreement. The bank also agreed to provide the Company $500,000 of additional financing (“New Bank Loan”) under certain conditions (see below). The Company agreed to pay the bank a fee of $100,000 to enter into the restructuring agreement plus out-of-pocket costs incurred by the bank, such fees and expenses to be paid by June 30, 2002. The Company also granted the bank additional security for the entire restructured bank credit facility in the form of a pledge of the shares of certain of the Company’s subsidiaries and a first lien deed of trust on the Company’s land and building located in Dallas, Texas. Amounts outstanding under the original bank credit facility now mature on April 30, 2003.

The New Bank Loan was conditioned upon the funding of a second loan of $500,000 (“Affiliate Loan”) from an entity controlled by the Chief Executive Officer of the Company (“Heritage”). The Affiliate Loan was funded on April 15, 2002 and the New Bank Loan was funded on May 6, 2002. The proceeds from both loans will be used to make required payments pursuant to the Company’s acquisition notes payable and for working capital purposes. The New Bank Loan and the Affiliate Loan are due the earlier of receipt of the Company’s federal income tax refund (see below) or January 2, 2003.

The New Bank Loan is secured by an interest in a deposit account and lock box at the bank (“Refund Account”) into which the Company is required, pursuant to the restructuring agreement, to deposit its federal income tax refund, expected to be received by June 30, 2002. The Affiliate Loan will be repaid upon receipt of the federal income tax refund, after the bank has been repaid any amounts outstanding under the New Bank Loan. Any remaining amounts in the Refund Account, after repaying the New Bank Loan and the Affiliate Loan, are to be used to repay a portion of the amounts outstanding under the original $3,000,000 revolving credit facility.

In order to provide the Affiliate Loan, Heritage obtained a $500,000 loan from an independent third party finance company (“Pass-Through Loan”). The Pass-Through Loan is secured by 950,336 shares of common stock held by the Chief Executive Officer (772,876 shares) and President (177,460 shares) of the Company and a personal guaranty of the President of the Company. The Pass-Through Loan is to be repaid concurrently with the repayment of the Affiliate Loan. As a condition to obtaining the Pass-Through Loan, Heritage paid a fee of $5,000 and interest accrues at 12% per annum, due upon repayment. These costs are to be passed-through to the Company as part of the Affiliate Loan.

6.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company classifies its continuing operations according to four major client groups within the entertainment services industry: corporate clients, entertainment marketing clients, artist clients and fairs & festivals clients. For corporate clients, the Company creates innovative business communications programs delivered via a broad range of business communications, meeting production, entertainment and event production services. For entertainment marketing clients, the Company develops and executes integrated entertainment marketing and special event initiatives including music tours, television broadcasts and syndicated radio specials. For artist clients, the Company manages the negotiation of recording, touring, merchandising and performance contracts, and the development of long-term career strategies for music industry artists. For fairs & festivals clients, the Company develops content and entertainment programs for its nationwide network of fairs and festivals. Substantially all revenues and long-lived assets of the Company as of and for the three month periods ended March 31, 2002 and 2001, were derived from United States based companies.

The Company does not internally report separate identifiable assets by client group. The Company evaluates performance of each segment based on several factors, of which the primary financial measure is EBITDA, including other income. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Unaudited summarized financial information concerning the Company’s reportable segments (and excluding discontinued operations discussed in Note 4) is shown in the following table for the three-month periods ended March 31 (in thousands):

		ENTERTAINMENT		FAIRS &
	CORPORATE	MARKETING	ARTIST	FESTIVALS
	CLIENTS	CLIENTS	CLIENTS	CLIENTS	CORPORATE	TOTAL

THREE MONTHS ENDED MARCH 31,

2002:

Revenues	$6,975	$260	$641	$95	$—	$7,971

EBITDA, including other income	$2	$(246)	$(154)	$(354)	$(721)	$(1,473)

Depreciation and amortization	(79)	(14)	(12)	(5)	(79)	(189)

Net interest income (expense)	—	1	—	—	(152)	(151)

Income (loss) from continuing operations before income taxes	$(77)	$(259)	$(166)	$(359)	$(952)	$(1,813)

2001:

Revenues	$13,002	$301	$541	$56	$—	$13,900

EBITDA	$1,131	$(322)	$(106)	$(353)	$(1,156)	$(806)

Depreciation and amortization	(281)	(78)	(161)	(106)	(50)	(676)

Net interest income (expense)	7	—	(1)	(3)	(150)	(147)

Income (loss) from continuing operations before income taxes	$857	$(400)	$(268)	$(462)	$(1,356)	$(1,649)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion and analysis is to explain the major factors and variances between periods of the Company’s financial condition and results of operations. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and notes thereto included in the Company’s 2001 Form 10-K for the fiscal year ended December 31, 2001.

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

The Company has built this comprehensive communications and entertainment business model through a combination of internal growth and strategic acquisitions. Since April 1997, the Company has completed 11 strategic acquisitions and has built a comprehensive network of 10 offices to serve its growing client base. In 2001, the Company completed the acquisitions of Moore Entertainment, Inc. (“Moore”) in February and Alliance Artists, Ltd. (“Alliance”) in July (collectively, the “2001 Acquisitions”). The results of operations of the 2001 Acquisitions are included from the corresponding acquisition dates.

GENERAL

In accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company classifies it operations according to four major client groups. See Note 6 to the consolidated financial statements contained in Item I of this Form 10-Q for summarized financial information concerning the Company’s reportable segments.

The Company currently derives a majority of its revenues (88% and 94% of total revenue from continuing operations for the three months ended March 31, 2002 and 2001, respectively) from the production of innovative business communications programs to help corporate clients reach and engage their target audiences. The Company helps businesses effectively communicate their message via a broad range of business communications, meeting production, and entertainment production services. The Company receives a fee for providing these services, which may include developing creative content, providing comprehensive project management and arranging for live entertainment and related production services. Revenue is recognized when the services are completed for each event. Costs of producing the events are also deferred until the event occurs.

The remainder of the Company’s revenues are generated from its roster of artist clients (8% and 4% of total revenues from continuing operations for the three months ended March 31, 2002 and 2001), entertainment marketing clients (3% and 2% of total revenues from continuing operations for the three months ended March 31, 2002 and 2001, respectively) and fairs and festivals clients (1% and less than 1% of total revenues from continuing operations for the three months ended March 31, 2002 and 2001). Revenues from these three clients groups are subject to seasonal variations, with significantly more revenues generated in the second and third calendar quarters. Commissions received from artists’ earnings are recognized in the period during which the artist earns the revenue. There are generally only minimal direct costs associated with generating revenue from artist clients. Entertainment marketing revenues and cost of revenues are recognized when the services are completed for each program or, for those programs with multiple events, apportioned to each event and recognized as each event occurs. Fairs and festivals also recognize revenue and cost of revenues when the services are completed for each program.

DISCONTINUED OPERATIONS

During the first quarter of 2001, the Company approved a formal plan to sell its merchandising operations in order to better focus on its core business as a strategic communications and entertainment company. The sale of substantially all the merchandise operations occurred in the fourth quarter of 2001. The Company is in the process of liquidating the remaining merchandise operations, which it expects to complete by the third quarter of 2002. The disposition of the merchandising operations represents the disposal of a business segment under Accounting Principles Board (“APB”) Opinion No. 30. Accordingly, this segment is accounted for as a discontinued operation and amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

RESULTS OF OPERATIONS

FINANCIAL IMPACT OF SEPTEMBER 11 TERRORIST ATTACKS AND GLOBAL ECONOMIC SLOWDOWN

The September 11, 2001 terrorist attacks had a significant negative impact on the nation’s economy and the Company’s corporate clients’ businesses in particular. As a result, the Company experienced significantly reduced revenues in 2001, with particular impact on the third and fourth quarters. The Company also experienced some cancellations of programs that were scheduled to take place in early 2002 and management believes that the economic slowdown will continue to impact the Company’s business activity through the first half of 2002.

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

Although it is difficult to provide estimates of the Company’s future operating results in the current economic, political and military environment, management believes, based on its current view of sales activity, expense reductions already implemented and absent major additional external disruptions, that the Company’s 2002 full year operating results, EBITDA and cash flow will improve, especially in the second half of 2002 from the levels the Company experienced in 2001 and the first half of 2002.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Results of operations of 2001 Acquisitions are included from their corresponding acquisition dates.

Revenues decreased $5,929,500, or 43%, to $7,970,900 in the 2002 quarter from $13,900,400 in the 2001 quarter. Of this amount, $6,027,000 was attributable to corporate client group revenues, which decreased 46% to $6,975,000 for the 2002 quarter from $13,002,000 in the 2001 quarter. The number of corporate client events decreased to 66 in the 2002 quarter from 87 in the 2001 quarter, due to a reduction in customer demand during the 2002 quarter attributable to matters discussed more fully in Financial Impact of September 11 Terrorist Attacks and Global Economic Slowdown above. The average revenue per event decreased to $102,600 in the 2002 quarter from $149,400 in the 2001 quarter, primarily due to certain larger corporate client events that occurred in the first quarter of 2001, which were not repeated in 2002. The Company produced 6 corporate client events with revenues in excess of $250,000 in the 2002 quarter compared to 16 such events in the 2001 quarter.

Revenues from artist clients increased $100,000, or 18%, primarily due to the acquisition of Alliance. Revenues from entertainment marketing and from fair and festivals clients decreased $41,000 and increased $39,000, respectively, for the 2002 quarter over the 2001 quarter.

Cost of revenues decreased $4,285,100, or 45%, to $5,172,300 for the 2002 quarter from $9,457,400 for the 2001 quarter. The overall decrease is due to the decrease in revenues from 2001 to 2002. Cost of revenues, as a percentage of revenues, decreased to 65% in the 2002 quarter from 68% in the 2001 quarter, primarily due to the impact of the increase in artist client revenues, which generate minimal direct costs of revenues.

Selling, general and administrative expenses decreased $1,095,100, or 20%, to $4,320,800 for the 2002 quarter from $5,415,900 for the 2001 quarter. The decrease results primarily from a comparative decrease in sales expense attributable to the reduced level of revenues and cost savings implemented during the 2002 quarter, including reductions in headcount and related compensation costs, elimination of certain incentive compensation costs and a reduction in travel-related and other general and administrative expenses. The decrease is partially offset by the impact of incremental selling, general and administrative expenses associated with the 2001 Acquisitions.

Depreciation and amortization expense decreased $487,300, or 72%, to $188,900 to the 2002 quarter from $676,200 for the 2001 quarter. The decrease results primarily from the elimination of amortization of goodwill, pursuant to the adaptations of SFAS 142 in the first quarter on 2002, offset in part by increased depreciation attributable to incremental property and equipment additions. For the 2001 period, goodwill amortization expense totaled $489,600.

Other income, including income from an agreement with Earth Escapes LLC, which provided for the Company to receive a percentage of gross revenues, as defined, decreased $118,000 to $49,700 for the 2002 quarter from $167,700 for the 2001 quarter.

Net interest expense increased $4,100, to $151,300 for the 2002 quarter compared to $147,200 for the 2001 quarter. The change is primarily attributable to increased interest expense associated with the additional bank debt and outstanding debt related to the 2001 Acquisitions.

The income tax benefit for the 2002 quarter is $480,000, or 26% on a loss from continuing operations before income taxes of $1,812,700 compared to an income tax benefit of $528,000, or 32%, for the 2001 quarter on a loss from continuing operations before income taxes of $1,628,600. The effective tax rates reflect statutory tax rates adjusted for estimated book/tax differences and reflect the impact of nondeductible amortization of goodwill for certain of the Company’s acquisitions.

Net loss from continuing operations increased $232,100 to $1,332,700 for the 2002 quarter from $1,100,600 for the 2001 quarter due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

The September 11, 2001 terrorist attacks had a significant negative impact on the nation’s economy and the Company's corporate clients’ businesses in particular. As a result of the terrorist attacks and the global economic slowdown of 2001, the Company experienced significantly reduced revenues in 2001, with particular impact on the third and fourth quarters. The Company also experienced some cancellations of programs that were scheduled to take place in early 2002 and management believes that the economic slowdown will continue to impact the Company’s business activity through the first half of 2002.

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

In October 2001, the Company entered into a new bank credit facility, which provided for maximum borrowings of up to $4,050,000. The credit facility is comprised of: (a) a $1,050,000 term loan, which is repayable in monthly principal installments of $43,750 commencing November 1, 2001, and maturing on September 30, 2003; and (b) a revolving credit line of up to $3,000,000, which matures on June 30, 2003. The credit facility is secured by all accounts receivable (see below) and bears interest, payable monthly, at the Company’s choice of an interest rate based upon LIBOR or the bank’s prime rate, plus an incremental percentage margin, as defined in the Agreement. Upon the October 2001 closing of the facility, the Company borrowed $2,778,600 ($1,050,000 under the term loan and $1,728,600 under the revolving credit line), which was set at an initial 90 day LIBOR-based interest rate of 5.18%. The term loan proceeds were used to refinance the remaining principal obligations on the Company’s note payable to a bank and mortgage payable to a bank. Of the revolving credit line proceeds, $963,000 was used to repay all principal and interest due under the Company’s three revolving lines of credit, with the remaining $765,600 retained as working capital. In January 2002, the Company borrowed the remaining $1,271,400 balance of the revolving credit line.

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

In April 2002, the Company and the bank agreed to restructure the terms of the bank credit facility. Pursuant to the restructuring agreement, the Company was granted a temporary waiver of the financial covenant events of default provisions under the original loan agreement and the bank’s forbearance from exercising its available remedies, which extends through January 2, 2003. New financial covenants were established that require the Company to operate in compliance with revised operating projections provided to the bank as well as provide the bank with monthly financial reports and a monthly compliance certificate that the Company remains in compliance with the terms of the restructuring agreement. As of April 30, 2002, the Company was in compliance with the terms of the restructuring agreement. The bank also agreed to provide the Company $500,000 of additional financing (“New Bank Loan”) under certain conditions (see below). The Company agreed to pay the bank a fee of $100,000 to enter into the restructuring agreement plus out-of-pocket costs incurred by the bank, such fees and expenses to be paid by June 30, 2002. The Company also granted the bank additional security for the entire restructured bank credit facility in the form of a pledge of the shares of certain of the Company’s subsidiaries and a first lien deed of trust on the Company’s land and building located in Dallas, Texas. Amounts outstanding under the original bank credit facility now mature on April 30, 2003.

The New Bank Loan was conditioned upon the funding of a second loan of $500,000 (“Affiliate Loan”) from an entity controlled by the Chief Executive Officer of the Company (“Heritage”). The Affiliate Loan was funded on April 15, 2002 and the New Bank Loan was funded on May 6, 2002. The proceeds from both loans will be used to make required payments pursuant to the Company’s acquisition notes payable and for working capital purposes. The New Bank Loan and the Affiliate Loan are due the earlier of receipt of the Company’s federal income tax refund (see below) or January 2, 2003.

The New Bank Loan is secured by an interest in a deposit account and lock box at the bank (“Refund Account”) into which the Company is required, pursuant to the restructuring agreement, to deposit its federal income tax refund, expected to be received by June 30, 2002. The Affiliate Loan will be repaid upon receipt of the federal income tax refund, after the bank has been repaid any amounts outstanding under the New Bank Loan. Any remaining amounts in the Refund Account, after repaying the New Bank Loan and the Affiliate Loan, are to be used to repay a portion of the amounts outstanding under the original $3,000,000 revolving credit facility.

In order to provide the Affiliate Loan, Heritage obtained a $500,000 loan from an independent third party finance company (“Pass-Through Loan”). The Pass-Through Loan is secured by 950,336 shares of common stock held by the Chief Executive Officer (772,876 shares) and President (177,460 shares) of the Company and a personal guaranty of the President of the Company. The Pass-Through Loan is to be repaid concurrently with the repayment of the Affiliate Loan. As a condition to obtaining the Pass-Through Loan, Heritage paid a fee of $5,000 and interest accrues at 12% per annum, due upon repayment. These costs are to be passed-through to the Company as part of the Affiliate Loan.

At March 31, 2002, the Company had cash and cash equivalents of $306,700 and a working capital deficit of $2,940,000 which included $1,754,500 of short-term borrowings and the current portion of long-term debt. Cash used in continuing operations was $2,928,100 for the three months of 2002 compared to cash used in continuing operations of $663,400 for the three months of 2001. The decrease in cash provided by continuing operations between the 2002 and 2001 periods primarily reflects the combined 2001 impact of the net loss generated during the period, the 2002 elimination of goodwill amortization and the net changes in working capital components, primarily comprised of the increase in receivables and deferred revenue.

Cash used in investing activities for the first three months of 2002 was $2,300, for purchases of property and equipment. Cash used in investing activities for the three months of 2001 was $1,149,900, resulting primarily from the Moore Acquisition.

Cash used in financing activities for the first three months of 2002 was $1,096,000, resulting primarily from the draw of $1,271,400 on the Company’s line of credit, offset in part by the repayment of long-term debt. Cash used in financing activities for the three months of 2001 was $729,700, resulting primarily from the repurchase of shares of the Company’s common stock and the repayment of long-term debt, offset in part, by net drawings on credit lines.

The Company incurred a net loss during the first three months of 2002 and has negative working capital at March 31, 2002 as a result of the September 11 terrorist events and the global economic slowdown. However, the Company has implemented a number of cost reductions and believes that the Company’s 2002 operating results, EBITDA and cash flow will significantly improve from the levels the Company experienced in 2001. In addition, the Company has retained Wachovia Securities to assist the Company in evaluating a variety of transactional and financing alternatives. Accordingly, management believes that the Company’s future cash flows from all sources and current cash reserves will be sufficient to satisfy its current and future working capital requirements. In addition, to provide any additional funds necessary for the continued pursuit of the Company’s growth strategies, the Company may issue additional equity and debt securities and may potentially incur, from time to time, additional short and long-term bank indebtedness. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to the financial condition and performance of the Company, and some of which will be beyond the Company’s control, such as prevailing interest rates and general economic conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms acceptable to the Company. To the extent that the Company is able to finance its growth through internal and external sources of capital, the Company intends to continue to grow its operations through additional acquisitions. There can be no assurance that the Company will be able to acquire any additional businesses, that any businesses that are acquired will be or will become profitable or that the Company will be able to effectively integrate any such businesses into its existing operations.

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

PART II

OTHER INFORMATION

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           a)  Exhibits

                  99.3 Letter to SEC regarding Arthur Andersen LLP, dated May 10, 2002

           b)  Reports on Form 8 – K

                  None for the quarterly period ended March 31, 2002

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the cities of Hickory Valley, Tennessee and Encino, California, on the 15th day of May 2002.

TBA ENTERTAINMENT CORPORATION

By:	/s/ Thomas Jackson Weaver III

Thomas Jackson Weaver III Chairman of the Board and Chief Executive Officer

By:	/s/ Bryan J. Cusworth

Bryan J. Cusworth Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.

DESCRIPTION

99.3	Letter to SEC regarding Arthur Andersen, LLP, dated May 10, 2002.