Form 10-Q
period 2002-06-30
TBA ENTERTAINMENT CORP
filed 2002-08-19
CIK 913201

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

COMMISSION FILE NUMBER
0-22582

TBA ENTERTAINMENT CORPORATION

(Exact Name of Registrant as specified in its Charter)

DELAWARE	62-1535897
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

16501 VENTURA BOULEVARD, SUITE 601 ENCINO, CALIFORNIA	91436
(Address of principal executive offices)	(Zip Code)

(818) 728-2600

(Registrant’s telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  [X]    No  [   ]

As of August 2, 2002, the Registrant had outstanding 7,365,800 shares of Common Stock, par value $.001 per share.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

		Page

	PART I — Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets	3

	Consolidated Statements of Operations	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	PART II — Other Information

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures		20

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2002	2001

	(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$592,300	$2,151,200
Accounts receivable, net of allowance for doubtful accounts of $158,100 and $398,400, respectively	2,746,200	1,574,300
Deferred charges and other current assets	3,003,400	2,709,500

Total current assets	6,341,900	6,435,000
Property and equipment, net	1,631,900	2,006,100
Other assets, net:
Goodwill	25,668,700	25,668,700
Other	359,300	249,900
Net long-term assets of discontinued operations	—	48,000

Total assets	$34,001,800	$34,407,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,424,900	$3,905,400
Deferred revenue	2,515,600	3,335,600
Notes payable and current portion of long-term debt	4,432,500	1,830,000
Net short-term liabilities from discontinued operations	213,200	276,200

Total current liabilities	12,586,200	9,347,200
Long-term debt, net of current portion	4,777,500	7,340,600

Total liabilities	17,363,700	16,687,800

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,000,000 shares, 2,000 shares of Series A convertible preferred stock issued and outstanding, liquidation preference $100	100	100
Common stock, $.001 par value; authorized 20,000,000 shares; 7,365,800 and 7,362,400 shares outstanding, respectively; 8,857,200 issued	8,900	8,900
Additional paid-in capital	30,583,400	30,589,300
Accumulated deficit	(7,887,500)	(6,797,900)
Less treasury stock, at cost, 1,491,400 and 1,494,800 shares, respectively	(6,066,800)	(6,080,500)

Total stockholders’ equity	16,638,100	17,719,900

Total liabilities and stockholders’ equity	$34,001,800	$34,407,700

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

Revenues	$12,844,100	$22,330,200	$20,814,900	$36,230,600
Costs related to revenue	8,070,400	14,698,700	13,242,700	24,156,100

Gross profit margin	4,773,700	7,631,500	7,572,200	12,074,500
Selling, general and administrative expenses	4,058,800	5,616,800	8,329,900	11,032,700
Depreciation and amortization expense	174,300	729,900	363,200	1,406,100
Other income	—	(127,200)	—	(294,900)
Interest expense, net	209,400	124,800	360,700	272,000

Income (loss) from continuing operations before income taxes	331,200	1,287,200	(1,481,600)	(341,400)
Income tax provision (benefit)	88,000	643,000	(392,000)	115,000

Income (loss) from continuing operations	243,200	644,200	(1,089,600)	(456,400)
Discontinued operations:
Loss from discontinued operations, net of income tax benefit of $317,000 and $410,000 for the three and six months ended June 30, 2001, respectively	—	(475,700)	—	(615,900)

Net income (loss)	$243,200	$168,500	$(1,089,600)	$(1,072,300)

Earnings per common share — basic:
Income (loss) from continuing operations	$0.03	$0.09	$(0.15)	$(0.06)
Loss from discontinued operations	—	(0.07)	—	(0.09)

Net income (loss) per common share — basic	$0.03	$0.02	$(0.15)	$(0.15)

Earnings per common share — diluted:
Income (loss) from continuing operations	$0.03	$0.09	$(0.15)	$(0.06)
Loss from discontinued operations	—	(0.07)	—	(0.09)

Net income (loss) per common share — diluted	$0.03	$0.02	$(0.15)	$(0.15)

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(1,089,600)	$(1,072,300)

Adjustments to reconcile net loss to net cash (used in) provided by continuing operations:
Loss from discontinued operations	—	615,900
Loss on disposal of fixed assets	20,400	—
Depreciation and amortization	363,200	1,406,100
Minority interest in loss of consolidated subsidiary	(39,300)	—
Changes in assets and liabilities:
Increase in accounts receivable	(1,171,900)	(2,971,200)
Increase in deferred charges and other current assets	(134,100)	(1,595,700)
Decrease (increase) in other assets	221,800	(70,800)
Increase in accounts payable and accrued liabilities	1,660,900	5,235,500
(Decrease) increase in deferred revenue	(820,000)	1,029,600

Net cash (used in) provided by continuing operations	(988,600)	2,577,100

Cash flows from investing activities:
Acquisition of and investment in businesses, net of cash acquired	(585,300)	(1,514,800)
Expenditures for property and equipment	(9,300)	(255,100)

Net cash used in investing activities	(594,600)	(1,769,900)

Cash flows from financing activities:
Net borrowings on credit lines	771,400	500,000
Proceeds from borrowings	1,000,000	—
Repurchase of common stock	—	(620,500)
Repayments of borrowings	(1,732,100)	(1,251,200)

Net cash provided by (used in) financing activities	39,300	(1,371,700)

Net cash used in discontinued operations	(15,000)	—

Net decrease in cash and cash equivalents	(1,558,900)	(564,500)
Cash and cash equivalents — beginning of period	2,151,200	3,751,100

Cash and cash equivalents — end of period	$592,300	$3,186,600

Cash paid for interest	$189,100	$242,800

Cash paid for income taxes	$42,000	$217,000

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND BASIS OF PRESENTATION:

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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2002, and the results of its operations and cash flows for the three and six-month periods ended June 30, 2002 and 2001, respectively, have been included. Operating results for three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

Commitments

Future minimum annual commitments under bank and other debt agreements and non-cancelable operating leases as of June 30, 2002 are as follows:

	2002	2003	2004	2005	2006	After	Total

	Six Months

Bank and other debt	$1,913,000	$3,342,800	$2,832,600	$837,200	$221,100	$63,300	$9,210,000
Operating leases	553,000	1,045,700	880,400	494,800	244,900	—	3,218,800

Total	$2,466,000	$4,388,500	$3,713,000	$1,332,000	$466,000	$63,300	$12,428,800

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

In July 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company adopted SFAS No. 142 beginning with the first quarter of 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. Accordingly, the Company ceased amortization of all goodwill, which is its only intangible asset with an indefinite useful life, on January 1, 2002. The Company has no other identified intangible assets.

SFAS No. 142 requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. If the carrying value exceeds the fair value, a second step is required to measure the amount of the impairment. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit’s assets and liabilities under a hypothetical purchase price allocation. Based on the first step evaluation performed to adopt SFAS No. 142, using a discounted cash flow methodology, the Company did not identify any goodwill impairment, except for goodwill associated with its fairs and festivals group. The Company is required to complete its step two analysis by December 31, 2002. The resulting charge will be reported as a cumulative effect of accounting change when recognized.

The following table presents the carrying amount of goodwill by reporting unit as of June 30, 2002 and December 31, 2001 (in thousands):

Corporate Client Group	$10,768
Entertainment Marketing Client Group	2,975
Artist Client Group	5,246
Fairs and Festivals Client Group	6,680

Total Goodwill	$25,669

The following table reflects the Company’s comparative net income (loss) before goodwill amortization under SFAS No. 142 (in thousands, expect per share amounts):

	THREE MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2001	JUNE 30, 2001

Income (loss) from continuing operations:
Reported income (loss) from continuing operations	$644	$(456)
Amortization of goodwill, net of tax	414	789

Adjusted income from continuing operations	$1,058	$333

Net income (loss):
Reported net income (loss)	$169	$(1,072)
Amortization of goodwill, net of tax	414	789

Adjusted net income (loss)	$583	$(283)

Basic and diluted earnings per share:
Reported net income (loss) per common share	$0.02	$(0.15)
Amortization of goodwill	0.06	0.11

Adjusted net income (loss) per common share	$0.08	$(0.04)

3.	EARNINGS PER COMMON SHARE

The following table sets forth the unaudited computations of basic and diluted earnings per common share from continuing operations:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

Basic earnings per common share:
Income (loss) from continuing operations	$243,200	$644,200	$(1,089,600)	$(456,400)
Weighted average common stock outstanding	7,363,800	7,352,300	7,363,100	7,363,600

Income (loss) from continuing operations per common share — basic	$0.03	$0.09	$(0.15)	$(0.06)

Diluted earnings per common share:
Income (loss) from continuing operations	$243,200	$644,200	$(1,089,600)	$(456,400)

Weighted average common stock outstanding	7,363,800	7,352,300	7,363,100	7,363,600
Additional common stock resulting from dilutive securities:
Preferred stock	2,100	2,200	—	—
Shares issuable for stock options and warrants	3,900	2,100	—	—

Weighted average common stock and dilutive securities outstanding	7,369,800	7,356,600	7,363,100	7,363,600

Income (loss) from continuing operations per common share – diluted	$0.03	$0.09	$(0.15)	$(0.06)

Options and warrants to purchase 1,534,100 and 1,375,800 shares of common stock for the six months ended June 30, 2002 and 2001 were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.

4.	DISCONTINUED OPERATIONS

During the first quarter of 2001, the Company approved a formal plan to sell its merchandising operations in order to better focus on its core business as a strategic communications and entertainment company. The sale of substantially all the merchandise operations occurred in the fourth quarter of 2001. The Company is in the process of liquidating the remaining merchandise operations, which it expects to complete by the end of the third quarter of 2002. The disposition of the merchandising operations represents the disposal of a business segment under Accounting Principles Board (“APB”) Opinion No. 30. Accordingly, this segment is accounted for as a discontinued operation and amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. There were no discontinued operations during the 2002 periods.

The operating results of discontinued operations are as follows:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2001	JUNE 30, 2001

Revenues	$1,216,800	$3,089,900

Net loss from discontinued operations before income taxes	$(792,700)	$(1,025,900)
Income tax benefit	317,000	410,000

Net loss from discontinued operations	$(475,700)	$(615,900)

The components of assets and liabilities of discontinued operations are as follows:

	JUNE 30,	DECEMBER 31,
	2002	2001

	(unaudited)

Current assets:
Cash and cash equivalents	$153,100	$37,100
Accounts receivable	31,300	85,500
Inventories	—	7,500
Other current assets	36,800	55,200
Current liabilities:
Accounts payable and accrued liabilities	(434,400)	(461,500)

Net current liabilities	$(213,200)	$(276,200)

Long-term assets:
Property and equipment, net	$—	$48,000

Net long-term assets	$—	$48,000

5.	DEBT

In October 2001, the Company entered into a new bank credit facility, which provided for maximum borrowings of up to $4,050,000. The original credit facility was comprised of: (a) a $1,050,000 term loan, which is repayable in monthly principal installments of $43,750 commencing November 1, 2001, and maturing on September 30, 2003; and (b) a revolving credit line of up to $3,000,000, which matures on June 30, 2003. The credit facility was initially secured by all accounts receivable (see below) and bears interest, payable monthly, at the Company’s choice of an interest rate based upon LIBOR or the bank’s prime rate, plus an incremental percentage margin, as defined in the Agreement. Upon the October 2001 closing of the facility, the Company borrowed $2,778,600 ($1,050,000 under the term loan and $1,728,600 under the revolving credit line). In January 2002, the Company borrowed the remaining $1,271,400 balance of the revolving credit line.

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

In April 2002, the Company and the bank agreed to restructure the terms of the bank credit facility. Pursuant to the restructuring agreement, the Company was granted a temporary waiver of the financial covenant events of default provisions under the original loan agreement and the bank’s forbearance from exercising its available remedies, which extends through January 2, 2003. New financial covenants were established that require the Company to operate in compliance with revised operating projections provided to the bank as well as provide the bank with monthly financial reports and a monthly compliance certificate that the Company remains in compliance with the terms of the restructuring agreement. The bank also agreed to provide the Company $500,000 of additional financing (“New Bank Loan”). The Company agreed to pay the bank a fee of $100,000 to enter into the restructuring agreement plus out-of-pocket costs incurred by the bank. The Company also granted the bank additional security for the entire restructured bank credit facility in the form of a pledge of the shares of certain of the Company’s subsidiaries and a first lien deed of trust on the Company’s land and building located in Dallas, Texas. Amounts outstanding under the original bank credit facility now mature on April 30, 2003.

The New Bank Loan was conditioned upon the funding of a second loan of $500,000 (“Affiliate Loan”) from an entity controlled by the Chief Executive Officer of the Company (“Heritage”). The Affiliate Loan was funded on April 15, 2002 and the New Bank Loan was funded on May 6, 2002. The proceeds from both loans were used to make required payments pursuant to the

Company’s acquisition notes payable and for working capital purposes. The New Bank Loan and the Affiliate Loan were repaid in June 2002, upon receipt of the Company’s federal income tax refund. In addition, the Company repaid $500,000 on the revolving credit line in June 2002 with proceeds from the Company’s federal income tax refund.

In order to provide the Affiliate Loan, Heritage obtained a $500,000 loan from an independent third party finance company (“Pass-Through Loan”). The Pass-Through Loan was secured by 950,336 shares of common stock held by the Chief Executive Officer (772,876 shares) and President (177,460 shares) of the Company and a personal guaranty of the President of the Company. The Pass-Through Loan was repaid concurrently with the repayment of the Affiliate Loan in June 2002. As a condition to obtaining the Pass-Through Loan, Heritage paid a fee of $5,000 and interest accrued at 12% per annum, due upon repayment. These costs were passed-through to the Company as part of the Affiliate Loan.

Although the Company has maintained its aggressive sales and cost cutting efforts, the Company’s operating results and cash flow are below the projections provided to the bank in April 2002. As a result, the Company is in technical noncompliance with the revised financial covenants under the bank credit facility. The Company is in discussions with the bank to reach agreement on a further restructuring of the bank credit facility. All amounts due under the bank credit facility are reflected in current liabilities on the accompanying consolidated balance sheets as of June 30, 2002 pursuant to the April 30, 2003 amended maturity date.

Additionally, in order to better manage the Company’s current cash position, the Company is in discussions with the holders of certain of the Company’s acquisition notes payable to restructure the payment terms of such acquisition notes. Such restructuring will encompass the remaining principal balance due on such acquisition notes payable, including $75,000 of scheduled principal payments due in June 2002 and $592,000 due in August 2002, which amounts the Company did not pay.

In 1998, the Company acquired two companies pursuant to agreements whereby the sellers of the two businesses would receive additional sales price consideration based on the earnings of the two businesses during the earnout period, which ends in 2003. Subsequent to 1998, the additional purchase price was being paid 60% in cash and 40% in notes payable in semi-annual installments (April and October) with 8% interest over a 5-year period. The additional sales price consideration is calculated at the end of each year in the earnout period, with the cash portion paid in April of the following year. Pursuant to the terms of the notes payable, totaling approximately $860,000 as of June 30, 2002, the Company is required to secure these notes payable with a certificate of deposit, letter of credit or such other mutually agreed upon form of cash equivalent. In July 2002, the Company entered into an agreement with the holders of these acquisition notes payable whereby, in lieu of providing the cash collateral, the sales price consideration payable for 2002 and 2003 will be paid 100% in cash to the sellers on a monthly basis, beginning July 2002.

6.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company classifies its continuing operations according to four major client groups within the entertainment services industry: corporate clients, entertainment marketing clients, artist clients and fairs & festivals clients. For corporate clients, the Company creates innovative business communications programs delivered via a broad range of business communications, meeting production, entertainment and event production services. For entertainment marketing clients, the Company develops and executes integrated entertainment marketing and special event initiatives including music tours, television broadcasts and syndicated radio specials. For artist clients, the Company manages the negotiation of recording, touring, merchandising and performance contracts, and the development of long-term career strategies for music industry artists. For fairs & festivals clients, the Company develops content and entertainment programs for its nationwide network of fairs and festivals. Substantially all revenues and long-lived assets of the Company as of and for the six month periods ended June 30, 2002 and 2001, were derived from United States based companies.

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

		ENTERTAINMENT		FAIRS &
	CORPORATE	MARKETING	ARTIST	FESTIVALS
	CLIENTS	CLIENTS	CLIENTS	CLIENTS	CORPORATE	TOTAL

THREE MONTHS ENDED
JUNE 30,

2002:
Revenues	$8,773	$744	$1,581	$1,746	$—	$12,844

EBITDA, including other income	$691	$(74)	$592	$10	$(505)	$714
Depreciation and amortization	(68)	(14)	(12)	(5)	(75)	(174)
Net interest income (expense)	—	1	—	—	(210)	(209)

Income (loss) from continuing operations before income taxes	$623	$(87)	$580	$5	$(790)	$331

2001:
Revenues	$16,803	$3,091	$1,094	$1,342	$—	$22,330

EBITDA	$2,462	$362	$319	$(63)	$(938)	$2,142
Depreciation and amortization	(300)	(85)	(160)	(106)	(79)	(730)
Net interest income (expense)	(2)	10	(2)	(9)	(122)	(125)

Income (loss) from continuing operations before income taxes	$2,160	$287	$157	$(178)	$(1,139)	$1,287

SIX MONTHS ENDED
JUNE 30,

2002:
Revenues	$15,748	$1,004	$2,222	$1,841	$—	$20,815

EBITDA, including other income	$557	$(296)	$437	$(344)	$(1,112)	$(758)
Depreciation and amortization	(148)	(27)	(24)	(10)	(154)	(363)
Net interest income (expense)	—	2	—	—	(363)	(361)

Income (loss) from continuing operations before income taxes	$409	$(321)	$413	$(354)	$(1,629)	$(1,482)

2001:
Revenues	$29,805	$3,392	$1,635	$1,399	$—	$36,231

EBITDA	$3,594	$40	$213	$(416)	$(2,094)	$1,337
Depreciation and amortization	(581)	(163)	(321)	(212)	(129)	(1,406)
Net interest income (expense)	5	10	(3)	(12)	(272)	(272)

Income (loss) from continuing operations before income taxes	$3,018	$(113)	$(111)	$(640)	$(2,495)	$(341)

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

The Company currently derives a majority of its revenues (75% and 82% of total revenues from continuing operations for the six months ended June 30, 2002 and 2001, respectively) from the production of innovative business communications programs to help corporate clients reach and engage their target audiences. The Company helps businesses effectively communicate their message via a broad range of business communications, meeting production, and entertainment production services. The Company receives a fee for providing these services, which may include developing creative content, providing comprehensive project management and arranging for live entertainment and related production services. Revenue is recognized when the services are completed for each event. Costs of producing the events are also deferred until the event occurs.

The remainder of the Company’s revenues are generated from its roster of artist clients (11% and 5% of total revenues from continuing operations for the six months ended June 30, 2002 and 2001), entertainment marketing clients (5% and 9% of total revenues from continuing operations for the six months ended June 30, 2002 and 2001, respectively) and fairs and festivals clients (9% and 4% of total revenues from continuing operations for the six months ended June 30, 2002 and 2001). Revenues from these three clients groups are subject to seasonal variations, with significantly more revenues generated in the second and third calendar quarters. Commissions received from artists’ earnings are recognized in the period during which the artist earns the revenue. There are generally only minimal direct costs associated with generating revenue from artist clients. Entertainment marketing revenues and cost of revenues are recognized when the services are completed for each program or, for those programs with multiple events, apportioned to each event and recognized as each event occurs. Fairs and festivals also recognize revenue and cost of revenues when the services are completed for each program.

DISCONTINUED OPERATIONS

During the first quarter of 2001, the Company approved a formal plan to sell its merchandising operations in order to better focus on its core business as a strategic communications and entertainment company. The sale of substantially all the merchandise operations occurred in the fourth quarter of 2001. The Company is in the process of liquidating the remaining merchandise operations, which it expects to complete by the end of the third quarter of 2002. The disposition of the merchandising operations represents the disposal of a business segment under Accounting Principles Board (“APB”) Opinion No. 30. Accordingly, this segment is accounted for as a discontinued operation and amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

RESULTS OF OPERATIONS

FINANCIAL IMPACT OF SEPTEMBER 11 TERRORIST ATTACKS AND GLOBAL ECONOMIC SLOWDOWN

The September 11, 2001 terrorist attacks had a significant negative impact on the nation’s economy and the Company’s corporate clients’ businesses in particular. As a result, the Company experienced significantly reduced revenues in 2001, with particular impact on the third and fourth quarters. The Company also experienced some cancellations of programs that were scheduled to take place in early 2002. The global economic slowdown that began in 2001, and which was exacerbated by the terrorist attacks, continued to impact the Company’s business activity through the first half of 2002.

In response to this reduction in revenues, the Company has and will continue to take aggressive action to implement cost reductions necessary to ensure that its infrastructure is appropriate for expected business volumes. Such reductions initiated during the third quarter of 2001 and continuing into 2002 include reductions in headcount (32% since August 31, 2001) and related compensation costs, elimination of unprofitable operations, elimination of certain incentive compensation costs, and a reduction in travel-related and other general and administrative expenses.

Although it is difficult to provide estimates of the Company’s future operating results in the current economic, political and military environment, management believes, based on its current view of sales activity, expense reductions already implemented and absent major additional external disruptions, that the Company’s operating results, EBITDA and cash flow will improve in the second half of 2002, from the levels the Company experienced in the second half of 2001 and the first half of 2002.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Results of operations of 2001 Acquisitions are included from their corresponding acquisition dates.

Revenues decreased $15,415,700, or 43%, to $20,814,900 in the 2002 period from $36,230,600 in the 2001 period. Of this amount, $14,057,000 was attributable to corporate client group revenues, which decreased 47% to $15,748,000 for the 2002 period from $29,805,000 in the 2001 period. The number of corporate client events decreased to 129 in the 2002 period from 170 in the 2001 period, due to a reduction in customer demand during the 2002 period attributable to matters discussed more fully in Financial Impact of September 11 Terrorist Attacks and Global Economic Slowdown above. The average revenue per event decreased to $128,000 in the 2002 period from $175,300 in the 2001 period, primarily due to certain larger corporate client events that occurred in the first six months of 2001, which were not repeated in 2002. The Company produced 15 corporate client events with revenues in excess of $250,000 in the 2002 period compared to 23 such events in the 2001 period.

Revenues from artist clients increased $587,000, or 36%, primarily due to the acquisition of Alliance. Revenues from entertainment marketing clients decreased $2,388,000, or 70%, in the 2002 period, due to a large 2001 entertainment marketing program not repeating in 2002. Revenues from fair and festival clients increased $442,000 or 32% for the 2002 period over the 2001 period primarily due to an increase in the number of fair and festival clients for which the Company executed buy/sell arrangements with respect to artist performances. This arrangement results in the Company purchasing the artist performance and then reselling it to the fair or festival rather than simply purchasing the artist performance on behalf of the fair or festival.

Cost of revenues decreased $10,913,400, or 45%, to $13,242,700 for the 2002 period from $24,156,100 for the 2001 period. The overall decrease is due to the decrease in revenues from 2001 to 2002. Cost of revenues, as a percentage of revenues, decreased to 64% in the 2002 period from 67% in the 2001 period, primarily due to the impact of the increase in artist client revenues, which generate minimal direct costs of revenues.

Selling, general and administrative expenses decreased $2,708,800, or 24%, to $8,329,900 for the 2002 period from $11,032,700 for the 2001 period. The decrease results primarily from a comparative decrease in sales expense attributable to the reduced level of revenues and cost savings implemented beginning in the third quarter of 2001, including reductions in headcount and related compensation costs, elimination of certain incentive compensation costs and a reduction in travel-related and other general and administrative expenses. The decrease is partially offset by the impact of incremental selling, general and administrative expenses associated with the 2001 Acquisitions.

Depreciation and amortization expense decreased $1,042,900, or 74%, to $363,206 in the 2002 period from $1,406,100 for the 2001 period. The decrease results primarily from the elimination of amortization of goodwill, pursuant to the adaptations of SFAS 142 in the first quarter on 2002. For the 2001 period, goodwill amortization expense totaled $1,028,800.

Other income for the 2001 period included income from an agreement with Earth Escapes LLC, which provided for the Company to receive a percentage of gross revenues, as defined. The Company has not received any income under this agreement for the 2002 period.

Net interest expense increased $88,700, to $360,700 for the 2002 period compared to $272,000 for the 2001 period. The change is primarily attributable to increased interest expense associated with the additional bank debt and outstanding debt related to the 2001 Acquisitions.

The income tax benefit for the 2002 period is $392,000, or 26% on a loss from continuing operations before income taxes of $1,481,600 compared to an income tax provision of $115,000 for the 2001 period on a loss from continuing operations before income taxes of $341,400. The reduction in the effective tax rate is primarily due to the elimination of amortization of goodwill for financial reporting purposes. In the 2001 period, the Company had substantial book amortization of nondeductible goodwill that resulted in an unusually high effective tax rate. The effective tax rate for the 2002 is below the statutory tax rates primarily as a result of certain of the Company’s goodwill that remains deductible for tax purposes but is not included for financial reporting purposes.

Net loss from continuing operations increased $633,200 to $1,089,600 for the 2002 period from $456,400 for the 2001 period due to the reasons described above.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Results of operations of 2001 and acquisitions are included from their corresponding acquisition dates.

Revenues decreased $9,486,100, or 42%, to $12,844,100 in the 2002 quarter from $22,330,200 in the 2001 quarter. Of this amount, $8,030,000 was attributable to corporate client group revenues, which decreased 48% to $8,773,000 for the 2002 quarter from $16,803,000 in the 2001 quarter. The number of corporate client events decreased to 60 in the 2002 quarter from 83 in the 2001 quarter, due to a reduction in customer demand during the 2002 quarter attributable to matters discussed more fully in Financial Impact of September 11 Terrorist Attacks and Global Economic Slowdown above. The average revenue per event decreased to $159,500 in the 2002 quarter from $202,400 in the 2001 quarter, primarily due to certain larger corporate client events that occurred in the second quarter of 2001, which were not repeated in 2002. In addition, the revenues from one large event held in both 2002 and 2001, were lower in the 2002 quarter as the client reduced the scope of the show. The Company produced 8 corporate client events with revenues in excess of $250,000 in the 2002 quarter compared to 9 such events in the 2001 quarter.

Revenues from artist clients increased $487,000, or 45%, primarily due to the acquisition of Alliance. Revenues from entertainment marketing clients decreased $2,347,000 or 76% in the 2002 quarter due to a large second quarter 2001 entertainment marketing program not repeating in 2002. Revenues from fair and festival clients increased $404,000, or 30%, for the 2002 quarter over the 2001 quarter primarily due to an increase in the number of fair and festival clients for which the Company executed buy/sell arrangements with respect to artist performances. This arrangement results in the Company purchasing the artist performance and then reselling it to the fair or festival rather than simply purchasing the artist performance on behalf of the fair or festival.

Cost of revenues decreased $6,628,300, or 45%, to $8,070,400 for the 2002 quarter from $14,698,700 for the 2001 quarter. The overall decrease is due to the decrease in revenues from 2001 to 2002. Cost of revenues, as a percentage of revenues, decreased to 63% in the 2002 quarter from 66% in the 2001 quarter, primarily due to the impact of the increase in artist client revenues, which generate minimal direct costs of revenues.

Selling, general and administrative expenses decreased $1,558,000, or 28%, to $4,058,800 for the 2002 quarter from $5,616,800 for the 2001 quarter. The decrease results primarily from a comparative decrease in sales expense attributable to the reduced level of revenues and cost savings implemented beginning in the third quarter of 2001, including reductions in headcount and related compensation costs, elimination of certain incentive compensation costs and a reduction in travel-related and other general and administrative expenses. The decrease is partially offset by the impact of incremental selling, general and administrative expenses associated with the 2001 Acquisitions.

Depreciation and amortization expense decreased $555,600, or 76%, to $174,300 in the 2002 quarter from $729,900 for the 2001 quarter. The decrease results primarily from the elimination of amortization of goodwill, pursuant to the adaptations of SFAS 142 in the first quarter on 2002. For the 2001 period, goodwill amortization expense totaled $547,500.

Other income for the 2001 quarter included income from an agreement with Earth Escapes LLC, which provided for the Company to receive a percentage of gross revenues, as defined. The Company has not received any income under this agreement for the 2002 quarter.

Net interest expense increased $84,600, to $209,400 for the 2002 quarter compared to $124,800 for the 2001 quarter. The change is primarily attributable to increased interest expense associated with the additional bank debt and outstanding debt related to the 2001 Acquisitions.

The income tax provision the 2002 quarter is $88,000, or 27% on income from continuing operations before income taxes of $331,200 compared to an income tax provision of $643,000, or 50%, for the 2001 quarter on income from continuing operations before income taxes of $1,287,200. The reduction in the effective tax rate is primarily due to the elimination of amortization of goodwill for financial reporting purposes. In the 2001 quarter, the Company had substantial book amortization of nondeductible goodwill that resulted in an unusually high effective tax rate. The effective tax rate for the 2002 quarter is below the statutory tax rates primarily as a result of certain of the Company’s goodwill that remains deductible for tax purposes but is not included for financial reporting purposes.

Net income from continuing operations decreased $401,000 to $243,200 for the 2002 quarter from $644,200 for the 2001 quarter due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

The September 11, 2001 terrorist attacks and the global economic slowdown that began in 2001 had a significant impact on the Company’s revenues, with particular impact on the third and fourth quarters of 2001 and the first half of 2002. As a result of these events, the Company experienced program cancellations and postponements, which otherwise would have expected to have been realized during these periods. Accordingly, whereas the Company generated $2,577,100 of positive cash flows from operating activities in the first half of 2001, the Company had net cash flows used in operating activities of $988,600 in the first half of 2002. Through September 2001, the Company utilized its working capital to fund operations, acquisitions and to repay indebtedness. During the fourth quarter of 2001 and continuing through the first half of 2002, the Company utilized cash reserves and borrowed $4,050,000 under a new bank credit facility (see below) to fund working capital needs.

Primarily as a result of the operating losses incurred in the first half of 2002, cash and cash equivalents at June 30, 2002 were $592,300, compared to $3,395,100 at December 31, 2001. In addition, the Company had a working capital deficit of $6,031,100 at June 30, 2002 compared to negative working capital of $2,636,000 at December 31, 2001. Both years excluded discontinued operations. The increase in negative working capital of $3,395,100 is primarily due to the $2,427,500 increase in notes payable and current portion of long-term debt, from $1,830,000 at December 31, 2001 to $4,432,500 at June 30, 2002. This increase reflects the maturity of the Company’s bank credit facility in April 2003.

In order to provide additional working capital and to repay certain maturing bank indebtedness, the Company entered into a new bank credit facility in October 2001. The new credit facility provided for maximum borrowings of up to $4,050,000. The original credit facility was comprised of: (a) a $1,050,000 term loan, which is repayable in monthly principal installments of $43,750 commencing November 1, 2001, and maturing on September 30, 2003; and (b) a revolving credit line of up to $3,000,000, which matures on June 30, 2003. The credit facility was initially secured by all accounts receivable (see below) and bears interest, payable monthly, at the Company’s choice of an interest rate based upon LIBOR or the bank’s prime rate, plus an incremental percentage margin, as defined in the Agreement (initial margins are 2.75% for LIBOR loans and .25% for prime rate loans). Upon the October 2001 closing of the facility, the Company borrowed $2,778,600 ($1,050,000 under the term loan and $1,728,600 under the revolving credit line), which was set at an initial 90 day LIBOR-based interest rate of 5.18%. The term loan proceeds were used to refinance the remaining principal obligations on the Company’s note payable to a bank and mortgage payable to a bank. Of the revolving credit line proceeds, $963,000 was used to repay all principal and interest due under the Company’s three revolving lines of credit, with the remaining $765,600 retained as working capital. In January 2002, the Company borrowed the remaining $1,271,400 balance of the revolving credit line.

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

In April 2002, the Company and the bank agreed to restructure the terms of the bank credit facility. Pursuant to the restructuring agreement, the Company was granted a temporary waiver of the financial covenant events of default provisions under the original loan agreement and the bank’s forbearance from exercising its available remedies, which extends through January 2, 2003. New financial covenants were established that require the Company to operate in compliance with revised operating projections provided to the bank as well as provide the bank with monthly financial reports and a monthly compliance certificate that the Company remains in compliance with the terms of the restructuring agreement. The bank also agreed to provide the Company $500,000 of additional financing (“New Bank Loan”) under certain conditions (see below). The Company agreed to pay the bank a fee of $100,000 to enter into the restructuring agreement plus out-of-pocket costs incurred by the bank. The Company also granted the bank additional security for the entire restructured bank credit facility in the form of a pledge of the shares of certain of the Company’s subsidiaries and a first lien deed of trust on the Company’s land and building located in Dallas, Texas. Amounts outstanding under the original bank credit facility now mature on April 30, 2003.

The New Bank Loan was conditioned upon the funding of a second loan of $500,000 loan (“Affiliate Loan”) from an entity controlled by the Chief Executive Officer of the Company (“Heritage”). Funding of the Affiliate Loan occurred on April 15, 2002 and the New Bank Loan was funded on May 6, 2002. The proceeds from both loans were used to make required payments pursuant to the Company’s acquisition notes payable and for working capital purposes. The New Bank Loan and the Affiliate Loan were repaid in June 2002, upon receipt of the Company’s federal income tax refund. In addition, the Company repaid $500,000 on the revolving credit line in June 2002 with the proceeds from the Company’s federal income tax refund.

In order to provide the Affiliate Loan, Heritage obtained a $500,000 loan from an independent third party finance company (“Pass-Through Loan”). The Pass-Through Loan was secured by 950,336 shares of TBA common stock held by the Chief Executive Officer (772,876 shares) and President (177,460 shares) of the Company and a personal guarantee by the President of the Company. The Pass-Through Loan was repaid concurrently with the repayment of the Affiliate Loan. As a condition to obtaining the Pass-Through Loan, Heritage paid a fee of $5,000 and interest accrued at 12% per annum, due upon repayment. These costs were passed-through to the Company as part of the Affiliate Loan.

Although the Company has maintained its aggressive sales and cost cutting efforts, the Company’s operating results and cash flow are below the projections provided to the bank in April 2002. As a result, the Company is in technical noncompliance with the revised financial covenants under the bank credit facility. The Company is in discussions with the bank to reach agreement on a further restructuring of the bank credit facility. All amounts due under the bank credit facility are reflected in current liabilities on the accompanying consolidated balance sheets as of June 30, 2002 pursuant to the April 30, 2003 amended maturity date.

Additionally, in order to better manage the Company’s current cash position, the Company is in discussions with the holders of certain of the Company’s acquisition notes payable to restructure the payment terms of such acquisition notes. Such restructuring will encompass the remaining principal balance due on such acquisition notes payable, including $75,000 of scheduled principal payments due in June 2002 and $592,000 due in August 2002, which amounts the Company did not pay.

In 1998, the Company acquired two companies pursuant to agreements whereby the sellers of the two businesses would receive additional sales price consideration based on the earnings of the two businesses during the earnout period, which ends in 2003. Subsequent to 1998, the additional purchase price was being paid 60% in cash and 40% in notes payable in semi-annual installments (April and October) with 8% interest over a 5-year period. The additional sales price consideration is calculated at the end of each year in the earnout period, with the cash portion paid in April of the following year. Pursuant to the terms of the notes payable, totaling approximately $860,000 as of June 30, 2002, the Company is required to secure these notes payable with a certificate of deposit, letter of credit or such other mutually agreed upon form of cash equivalent. In July 2002, the Company entered into an agreement with the holders of these acquisition notes payable whereby, in lieu of providing the cash collateral, the sales price consideration payable for 2002 and 2003 will be paid 100% in cash to the sellers on a monthly basis, beginning July 2002.

The Company incurred a net loss during 2001, experienced reduced operating results for the first half of 2002, and had negative working capital at June 30, 2002, as a result of the September 11 terrorist events and the global economic slowdown. However, the

Company has implemented a number of cost reductions and believes that the Company’s operating results, EBITDA and cash flows for the second half of 2002 will improve from the levels the Company experienced in 2001 and first half on 2002. The Company’s liquidity needs for the foreseeable future are primarily for repayments of indebtedness and for working capital. Capital expenditures will be focused on equipment replacements and are not expected to be significant. Accordingly, management believes that the Company’s future cash flows from all sources and current cash reserves will be sufficient to satisfy its current and future working capital requirements through at least December 2002. However, there is no assurance that management’s assumptions will correspond to actual events.

The Company is also exploring strategic opportunities for the Company, which may result in the sale of the Company in whole or in parts. However, since this process is still on-going, no assurances can be given that any proposed plans or actions can be effectively executed.

Cash Flow Statement Analysis

                    Summarized Statements of Cash Flow

	FOR THE SIX MONTHS ENDED JUNE 30,

	2002	2001

Net cash (used in) provided by:
Operating activities	$(988,600)	$2,577,100
Investing activities	(594,600)	(1,769,900)
Financing activities	39,300	(1,371,700)
Discontinued operations	(15,000)	—

	$(1,558,900)	$(564,500)

Cash (used in) provided by continuing operations was $(988,600) and $2,577,100 for the six months ended June 30, 2002 and 2001, respectively. The fluctuation in cash provided by operations between 2002 and 2001 primarily reflects the 2002 loss from operations combined with payments on accounts payables and accrued liabilities, offset in part by the timing of deferred revenue associated with programs occurring in the following period and the collection of accounts receivables.

Cash used in investing activities was $594,600 and $1,769,900 for the six months ended June 30, 2002 and 2001, respectively. In 2002 and 2001, cash was used to fund additional earnout payments for two 1998 acquisitions. In 2001, approximately $1,100,000 was used to acquire Moore. Expenditures for replacements of property and equipment were substantially lower in 2002.

Cash provided by (used in) financing activities was $39,300 and $(1,371,700) for the six months ended June 30, 2002 and 2001 respectively. The fluctuation between periods results primarily from the timing of borrowings and the repayment of debt obligations and, in 2001, from the purchase of treasury shares pursuant to the Company’s stock repurchase program.

Commitments

Future minimum annual commitments under bank and other debt agreements and non-cancelable operating leases as of June 30, 2002 are as follows:

	2002	2003	2004	2005	2006	After	Total

	Six Months

Bank and other debt	$1,913,000	$3,342,800	$2,832,600	$837,200	$221,100	$63,300	$9,210,000
Operating leases	553,000	1,045,700	880,400	494,800	244,900	—	3,218,800

Total	$2,466,000	$4,388,500	$3,713,000	$1,332,000	$466,000	$63,330	$12,428,800

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

Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respectful useful lives. SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. If the carrying value exceeds the fair value, a second step is required to measure the amount of the impairment. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit’s assets and liabilities under a hypothetical purchase price allocation. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 142 as of January 1, 2002 and was therefore required to have completed the first step of its goodwill impairment testing by the end of its second quarter. Based on the first step evaluation performed to adopt SFAS No. 142, using a discounted cash flow methodology, the Company did not identify any goodwill impairment, except for goodwill associated with its fairs and festivals group. The Company is required to complete its step two analysis by December 31, 2002. In addition, pursuant to the provisions of SFAS No. 142, the Company is no longer amortizing goodwill, and will therefore not incur approximately $525,000 per quarter in amortization expense on a prospective basis. Prior to the adoption of SFAS No. 142, the Company incurred amortization expense of $539,200 and $1,028,800 during the three and six months ended June 30, 2001, respectively. While the Company has not yet determined what impact the remaining provisions of SFAS No. 142, including its final tests for goodwill impairment, will have on its financial position or results of operations prospectively, there may be more volatility in reported income than under previous standards because impairment losses, if incurred, are likely to occur irregularly and in varying amounts.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersede previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

PART II

OTHER INFORMATION

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

99.1 Certification Pursuant to 18 U.S.C. Section 1350

99.2 Certification Pursuant to 18 U.S.C. Section 1350

b)	Reports on Form 8 – K

On August 10, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the dismissal of Arthur Andersen LLP as the Company’s independent public accountants.

On August 19, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the engagement of BDO Siedman LLP as the Company’s independent public accountants.

SIGNATURES

                    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the cities of Hickory Valley, Tennessee and Encino, California, on the 19th day of August 2002.

TBA ENTERTAINMENT CORPORATION

By:	/s/ Thomas Jackson Weaver III Thomas Jackson Weaver III Chairman of the Board and Chief Executive Officer

By:	/s/ Bryan J. Cusworth Bryan J. Cusworth Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)