Form 10-Q
period 2002-09-30
TBA ENTERTAINMENT CORP
filed 2002-11-14
CIK 913201

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2002

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [   ]

As of November 1, 2002, the Registrant had outstanding 7,366,900 shares of Common Stock, par value $.001 per share.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$3,562,300	$2,151,200
Accounts receivable, net of allowance for doubtful accounts of $387,000 and $398,400, respectively	3,109,900	1,574,300
Deferred charges and other current assets	1,682,500	2,709,500

Total current assets	8,354,700	6,435,000
Property and equipment, net	882,400	2,006,100
Asset held for sale, net	592,100	—
Other assets, net:
Goodwill	21,161,800	25,668,700
Other	183,900	249,900
Net long-term assets of discontinued operations	—	48,000

Total assets	$31,174,900	$34,407,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,979,800	$3,905,400
Deferred revenue	3,440,500	3,335,600
Notes payable and current portion of long-term debt	3,676,000	1,830,000
Net short-term liabilities from discontinued operations	213,200	276,200

Total current liabilities	13,309,500	9,347,200
Long-term debt, net of current portion	1,587,800	7,340,600

Total liabilities	14,897,300	16,687,800

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,000,000 shares, 2,000 shares of Series A convertible preferred stock issued and outstanding, liquidation preference $100	100	100
Common stock, $.001 par value; authorized 20,000,000 shares; 7,366,900 and 7,362,400 shares outstanding, respectively; 8,857,200 issued	8,900	8,900
Additional paid-in capital	30,580,600	30,589,300
Accumulated deficit	(8,249,700)	(6,797,900)
Less treasury stock, at cost, 1,490,300 and 1,494,800 shares, respectively	(6,062,300)	(6,080,500)

Total stockholders’ equity	16,277,600	17,719,900

Total liabilities and stockholders’ equity	$31,174,900	$34,407,700

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

Revenues	$18,923,200	$15,882,900	$39,738,100	$52,113,500
Costs related to revenue	12,904,400	11,523,500	26,147,100	35,679,600

Gross profit margin	6,018,800	4,359,400	13,591,000	16,433,900
Selling, general and administrative expenses	3,869,500	3,715,000	12,199,400	14,747,600
Depreciation and amortization expense	162,800	758,300	526,000	2,164,500
Other income	(364,800)	(103,800)	(364,800)	(398,700)
Interest (income) expense, net	(27,100)	129,500	333,600	401,500

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	2,378,400	(139,600)	896,800	(481,000)
Income tax provision (benefit)	752,000	(211,000)	360,000	(96,000)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	1,626,400	71,400	536,800	(385,000)
Discontinued operations:
Loss from discontinued operations, net of income tax benefit of $47,000 and $457,000 for the three and nine months ended September 30, 2001, respectively	—	(269,000)	—	(884,900)
Cumulative effect of change in accounting principle	—	—	(1,988,600)	—

Net income (loss)	$1,626,400	$(197,600)	$(1,451,800)	$(1,269,900)

Earnings per common share — basic:
Income (loss) from continuing operations	$0.22	$0.01	$0.07	$(0.05)
Loss from discontinued operations	—	(0.04)	—	(0.12)
Cumulative effect of change in accounting principle	—	—	(0.27)	—

Net income (loss) per common share — basic	$0.22	$(0.03)	$(0.20)	$(0.17)

Earnings per common share — diluted:
Income (loss) from continuing operations	$0.22	$0.01	$0.07	$(0.05)
Loss from discontinued operations	—	(0.04)	—	(0.12)
Cumulative effect of change in accounting principle	—	—	(0.27)	—

Net income (loss) per common share — diluted	$0.22	$(0.03)	$(0.20)	$(0.17)

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(1,451,800)	$(1,269,900)

Adjustments to reconcile net loss to net cash provided by continuing operations:
Loss from discontinued operations	—	884,900
Loss on disposal of fixed assets	20,400	—
Depreciation and amortization	526,000	2,164,500
Cumulative effect of change in account principle	1,988,600	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,535,600)	1,383,400
Decrease (increase) in deferred charges and other current assets	2,137,800	(1,325,700)
Decrease (increase) in other assets	361,100	(67,100)
Increase (decrease) in accounts payable and accrued liabilities	1,262,200	(401,400)
Increase in deferred revenue	106,000	1,087,500

Net cash provided by continuing operations	3,414,700	2,456,200

Cash flows from investing activities:
Acquisition of and investment in businesses, net of cash acquired	(1,585,500)	(1,728,400)
Expenditures for property and equipment	(14,700)	(284,300)

Net cash used in investing activities	(1,600,200)	(2,012,700)

Cash flows from financing activities:
Net borrowings on credit lines	612,000	400,000
Proceeds from borrowings	1,000,000	—
Repurchase of common stock	—	(620,500)
Repayments of borrowings	(2,000,400)	(1,694,200)

Net cash used in financing activities	(388,400)	(1,914,700)

Net cash used in discontinued operations	(15,000)	—

Net increase (decrease) in cash and cash equivalents	1,411,100	(1,471,200)
Cash and cash equivalents — beginning of period	2,151,200	3,751,100

Cash and cash equivalents — end of period	$3,562,300	$2,279,900

Cash paid for interest	$308,600	$674,000

Cash paid for income taxes	$52,300	$327,100

Supplemental disclosure of non-cash investing and financing activities:
Goodwill reduced against reversal of acquisition notes	$3,518,400	$—

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND BASIS OF PRESENTATION:

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete year-end financial statements. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements and related footnotes included in the Company’s Form 10-K for the year ended December 31, 2001.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2002, and the results of its operations and cash flows for the three and nine-month periods ended September 30, 2002 and 2001, respectively, have been included. Operating results for the three and nine-months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

Liquidity

The September 11, 2001 terrorist attacks and the global economic slowdown that began in 2001 had a significant impact on the Company’s revenues, with particular impact on the third and fourth quarters of 2001 and the first half of 2002. As a result, the Company incurred a net loss during 2001, and has negative working capital at December 31, 2001 and September 30, 2002. In addition, the Company is in technical noncompliance with the revised financial covenants under its bank credit facility. The Company has implemented a number of cost reductions and sales activity has begun to show signs of improvement during the three months ended September 30, 2002, resulting in improved cash flows from operations. The Company’s liquidity needs for the foreseeable future are primarily for repayments of indebtedness and for working capital. The Company has been able to re-negotiate the repayment terms of various acquisition notes payable. In addition, the Company is seeking to renew, extend or refinance its bank credit facility prior to the April 30, 2003 amended maturity date. Management is also exploring other strategic opportunities for the Company; however, there can be no assurance that Management’s efforts will be successful.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

Commitments

Unaudited future minimum annual commitments under bank and other debt agreements and non-cancelable operating leases as of September 30, 2002 are as follows:

	2002
	4th Quarter	2003	2004	2005	2006	After	Total

Bank and other debt	$134,200	$3,858,600	$878,500	$225,100	$121,100	$46,300	$5,263,800
Operating leases	275,000	1,047,900	880,400	494,800	244,900	—	2,943,000

Total	$409,200	$4,906,500	$1,758,900	$719,900	$366,000	$46,300	$8,206,800

Capital expenditures will be focused on equipment replacements and are not expected to be significant.

2.	GOODWILL AND OTHER INTANGIBLE ASSETS — ADOPTION OF SFAS 142

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

SFAS No. 142 requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. If the carrying value exceeds the fair value, a second step is required to measure the amount of the impairment. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit’s assets and liabilities under a hypothetical purchase price allocation. Based on the first step evaluation performed to adopt SFAS No. 142, using a discounted cash flow methodology, the Company did not identify any goodwill impairment, except for goodwill associated with its fairs and festivals group. The Company has substantially completed the step two process analysis in the third quarter of 2002. Based on the estimated fair market value of the reporting unit, the Company recorded a goodwill impairment loss of $1,988,600, associated with the fairs and festivals reporting unit, in the first quarter of 2002, which has been recorded as a cumulative effect of change in accounting principle in the accompanying Consolidated Statements of Operations. The impairment is the result of the businesses included in the fairs and festivals reporting unit not meeting the earnings expectations set by the Company at the time the businesses were acquired.

The carrying amount of goodwill for the entertainment marketing, artist and fairs and festivals client groups was also reduced in the third quarter of 2002 by $1,100,000, $750,000 and $1,668,400, respectively, to reflect reduction in purchase price associated with certain acquisitions that included previously recorded contingent purchase price consideration. Artist client group goodwill was increased in the nine months ended September 30, 2002 for $1,000,200 of additional purchase price associated with a 1998 acquisition (see Note 5).

The following table presents the carrying amount of goodwill by reporting unit as of September 30, 2002 and December 31, 2001:

	SEPTEMBER 30, 2002	DECEMBER 31, 2001

	(unaudited)
Corporate Client Group	$10,767,800	$10,767,900
Entertainment Marketing Client Group	1,875,000	2,975,000
Artist Client Group	5,496,600	5,246,400
Fairs and Festivals Client Group	3,022,400	6,679,400

Total Goodwill	$21,161,800	$25,668,700

The following table reflects the Company’s comparative unaudited net income (loss) before goodwill amortization under SFAS No. 142:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2001	SEPTEMBER 30, 2001

Income (loss) from continuing operations:
Reported income (loss) from continuing operations	$71,400	$(385,000)
Amortization of goodwill, net of tax	641,600	1,909,800

Adjusted income from continuing operations	$713,000	$1,524,800

Net income (loss):
Reported net loss	$(197,600)	$(1,269,900)
Amortization of goodwill, net of tax	641,600	1,909,800

Adjusted net income (loss)	$444,000	$639,900

Basic and diluted earnings per share:
Reported net income (loss) per common share	$(0.03)	$(0.17)
Amortization of goodwill	0.09	0.26

Adjusted net income (loss) per common share	$0.06	$0.09

3.	EARNINGS PER COMMON SHARE

The following table sets forth the unaudited computations of basic and diluted earnings per common share from continuing operations:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Basic earnings per common share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$1,626,400	$71,400	$536,800	$(385,000)
Weighted average common stock outstanding	7,365,800	7,357,700	7,364,000	7,362,600

Income (loss) from continuing operations before cumulative effect of change in accounting principle per common share — basic	$0.22	$0.01	$0.07	$(0.05)

Diluted earnings per common share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$1,626,400	$71,400	$536,800	$(385,000)

Weighted average common stock outstanding	7,365,800	7,357,700	7,364,000	7,362,600
Additional common stock resulting from dilutive securities:
Preferred stock	2,000	2,100	2,000	—
Shares issuable for stock options and warrants	—	—	3,800	—

Weighted average common stock and dilutive securities outstanding	7,367,800	7,359,800	7,369,800	7,362,600

Income (loss) from continuing operations before cumulative effect of change in accounting principle per common share — diluted	$0.22	$0.01	$0.07	$(0.05)

Options to purchase 1,354,100 and 1,329,100 and 1,485,800 shares of common stock for the three and nine months ended September 30, 2002 and 2001 were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.

4.	DISCONTINUED OPERATIONS

During the first quarter of 2001, the Company approved a formal plan to sell its merchandising operations in order to better focus on its core business as a strategic communications and entertainment company. The sale of substantially all the merchandise operations occurred in the fourth quarter of 2001. The Company is in the process of liquidating the remaining merchandise operations, which it expects to complete by the end of 2002. The disposition of the merchandising operations represents the disposal of a business segment under Accounting Principles Board (“APB”) Opinion No. 30. Accordingly, this segment is accounted for as a discontinued operation and amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. There were no discontinued operations during the 2002 periods.

The unaudited operating results of discontinued operations are as follows:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2001	SEPTEMBER 30, 2001

Revenues	$505,600	$3,595,500

Net loss from discontinued operations before income taxes	(316,000)	(1,341,900)
Income tax benefit	47,000	457,000

Net loss from discontinued operations	$(269,000)	$(884,900)

The components of assets and liabilities of discontinued operations are as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

	(unaudited)
Current assets:
Cash and cash equivalents	$153,100	$37,100
Accounts receivable	31,300	85,500
Inventories	—	7,500
Other current assets	36,800	55,200
Current liabilities:
Accounts payable and accrued liabilities	(434,400)	(461,500)

Net current liabilities	$(213,200)	$(276,200)

Long-term assets:
Property and equipment, net	$—	$48,000

Net long-term assets	$—	$48,000

5.	DEBT

Bank Credit Facility

In October 2001, the Company entered into a new bank credit facility, which provided for maximum borrowings of up to $4,050,000. The original credit facility was comprised of: (a) a $1,050,000 term loan, which is repayable in monthly principal installments of $43,750 commencing November 1, 2001, and maturing on September 30, 2003; and (b) a revolving credit line of up to $3,000,000, which matures on June 30, 2003. The credit facility was initially secured by all accounts receivable and bears interest, payable monthly, at the Company’s choice of an interest rate based upon LIBOR or the bank’s prime rate, plus an incremental percentage margin, as defined in the Agreement. The Company has borrowed the maximum credit amount.

As a result of the events of September 11, 2001, and the global economic slowdown, the Company was not in compliance with certain required financial ratios, specifically a debt/EBITDA ratio, a fixed charge ratio and a minimum net worth ratio. Pursuant to an April 2002 restructuring agreement with the bank, the Company was granted a temporary waiver of the financial covenant events of default provisions under the original loan agreement and the bank’s forbearance from exercising its available remedies, which extends through January 2, 2003. In addition, new financial covenants were established and the Company granted the bank additional security for the entire restructured bank credit facility in the form of a pledge of the shares of certain of the Company’s subsidiaries and a first lien deed of trust on the Company’s land and building located in Dallas, Texas. Amounts outstanding under the original bank credit facility now mature on April 30, 2003.

The bank also agreed to provide the Company $500,000 of additional financing (“New Bank Loan”). The New Bank Loan was conditioned upon the funding of a second loan of $500,000 (“Affiliate Loan”) from an entity controlled by the Chief Executive Officer of the Company (“Heritage”). The New Bank Loan and the Affiliate Loan were repaid in June 2002, upon receipt of the Company’s federal income tax refund. In addition, the Company repaid $659,400 on the revolving credit line with proceeds from the Company’s federal income tax refund.

Although the Company has maintained its aggressive sales and cost cutting efforts, the Company is in technical noncompliance with the revised financial covenants under the bank credit facility. The Company is in discussions with the bank to reach agreement on a further restructuring of the bank credit facility. All amounts due under the bank credit facility, totaling $2,865,600, as of September 30, 2002, are reflected in current liabilities on the accompanying consolidated balance sheets pursuant to the April 30, 2003 amended maturity date.

Acquisition Notes

In order to better manage the Company’s current cash position, the Company restructured the payment terms of certain of the Company’s acquisition notes payable, totaling $601,900 and is continuing to negotiate the possible restructuring of the payment terms of certain other acquisition notes totaling $776,500. The restructured notes provide for interest only payments through December 2002 and monthly principal and interest payments beginning January 2003 and continuing through August 2004. The interest rate on certain of these acquisition notes was increased from 8% to 10%.

In 1998, the Company acquired two companies pursuant to agreements whereby the sellers of the two businesses would receive additional sales price consideration based on the earnings of the two businesses during the earnout period, which ends in 2003. Subsequent to 1998, the additional purchase price was being paid 60% in cash and 40% in notes payable in semi-annual installments (April and October) with 8% interest over a 5-year period. The additional sales price consideration is calculated at the end of each year in the earnout period, with the cash portion paid in April of the following year. Pursuant to the terms of the notes payable, totaling approximately $766,800 as of September 30, 2002, the Company is required to secure these notes payable with a certificate of deposit, letter of credit or such other mutually agreed upon form of cash equivalent. In July 2002, the Company entered into an agreement with the holders of these acquisition notes payable totaling $589,100 whereby, in lieu of providing the cash collateral, the sales price consideration payable for 2002 and 2003 will be paid 100% in cash to the sellers on a monthly basis, beginning July 2002. From July to September of 2002, the Company paid the sellers additional sales price consideration of $1,000,200 under the revised agreement.

During the years 1999-2001, the Company acquired four other companies pursuant to agreements whereby the sellers of those businesses would receive payments under promissory notes that were subject to principal reduction should the post-acquisition annual earnings of the acquired businesses be less than designated earnings targets set forth in the notes. At the time of the acquisitions, the Company recorded the promissory notes, totaling $4,225,000, as a liability and corresponding increase in purchase price, as it believed that payment of the promissory notes was probable beyond a reasonable doubt. In addition, the Company has accrued interest expense on the promissory notes at 8%, calculated from the respective acquisition dates. As of September 30, 2002, scheduled payments on the promissory notes have been reduced by $933,900 and the Company expects that payments due in 2003, based on 2002 earnings of those businesses, will also be reduced. As a result, payment of the entire principal balance of the promissory notes is no longer considered probable, although it is anticipated that some portion of the principal amount of the notes will, in fact, be paid. Pursuant to SFAS No. 141, “Business Combinations”, contingent consideration should not be recorded as a liability unless payment of the contingent consideration is determinable beyond a reasonable doubt. Accordingly, as of September 30, 2002, the Company has reduced its recorded debt and corresponding purchase price (goodwill — see Note 2) by $3,518,400, representing the remaining principal amount outstanding on the promissory notes issued in connection with these four acquisitions. In addition, the Company reversed $591,400 of accrued interest payable on these promissory notes in the third quarter ending September 30, 2002, which amounts are reflected first as a reduction of the related Interest Expense recorded in 2002 and then as Other Income in the accompanying Consolidated Statements of Operations. Any future payments of principal and interest under these promissory notes, as a result of those businesses achieving their respective target earnings, will be recorded as additional purchase price at the time the payment is determined.

6.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company classifies its continuing operations according to four major client groups within the entertainment services industry: corporate clients, entertainment marketing clients, artist clients and fairs & festivals clients. For corporate clients, the Company creates innovative business communications programs delivered via a broad range of business communications, meeting production, entertainment and event production services. For entertainment marketing clients, the Company develops and executes integrated entertainment marketing and special event initiatives including music tours, television broadcasts and syndicated radio specials. For artist clients, the Company manages the negotiation of recording, touring, merchandising and performance contracts, and the development of long-term career strategies for music industry artists. For fairs & festivals clients, the Company develops content and entertainment programs for its nationwide network of fairs and festivals. Substantially all revenues and long-lived assets of the Company as of and for the nine month periods ended September 30, 2002 and 2001, were derived from United States based companies.

The Company does not internally report separate identifiable assets by client group. The Company evaluates performance of each segment based on several factors, of which the primary financial measure is EBITDA, including other income. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Unaudited summarized financial information concerning the Company’s reportable segments (and excluding discontinued operations discussed in Note 4) is shown in the following table for the three-month and nine-month periods ended September 30 (in thousands):

		ENTERTAINMENT		FAIRS &
	CORPORATE	MARKETING	ARTIST	FESTIVALS
	CLIENTS	CLIENTS	CLIENTS	CLIENTS	CORPORATE	TOTAL

THREE MONTHS ENDED SEPTEMBER 30,
2002:
Revenues	$9,088	$584	$1,473	$7,778	$—	$18,923

EBITDA	$614	$(41)	$773	$1,242	$(439)	$2,149
Reversal of accrued interest	—	—	—		365	365
Depreciation and amortization(A)	(64)	(11)	(13)	(5)	(70)	(163)
Net interest income (expense)	2	(1)	—	—	26	27

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	$552	$(53)	$760	$1,237	$(118)	$2,378

2001:
Revenues	$6,603	$481	$1,327	$7,472	$—	$15,883

EBITDA, including other income	$(390)	$(209)	$610	$1,110	$(373)	$748
Depreciation and amortization	(296)	(98)	(163)	(106)	(95)	(758)
Net interest income (expense)	(2)	12	(1)	(8)	(131)	(130)

Income (loss) from continuing operations before income taxes	$(688)	$(295)	$446	$996	$(599)	$(140)

NINE MONTHS ENDED SEPTEMBER 30,
2002:
Revenues	$24,836	$1,588	$3,695	$9,619	$—	$39,738

EBITDA	$1,171	$(337)	$1,210	$898	$(1,551)	$1,391
Reversal of accrued interest	—	—	—	—	365	365
Depreciation and amortization(A)	(212)	(39)	(36)	(15)	(224)	(526)
Net interest income (expense)	1	3	—	—	(338)	(334)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	$960	$(373)	$1,174	$883	$(1,748)	$896

2001:
Revenues	$36,408	$3,872	$2,962	$8,871	$—	$52,113

EBITDA, including other income	$3,204	$(169)	$823	$694	$(2,467)	$2,085
Depreciation and amortization	(858)	(268)	(485)	(319)	(235)	(2,165)
Net interest income (expense)	4	22	(3)	(20)	(404)	(401)

Income (loss) from continuing operations before income taxes	$2,350	$(415)	$335	$355	$(3,106)	$(481)

(A)	The Company no longer amortizes goodwill pursuant to SFAS No. 142 (see Note 2).

7.	ASSET HELD FOR SALE

In the third quarter of 2002, the Company decided to close its Dallas office and to sell the building in which the Dallas office operated. The net proceeds from a sale are expected to be used to repay a portion of the Company’s indebtedness.

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

The Company currently derives a majority of its revenues (63% and 70% of total revenues from continuing operations for the nine months ended September 30, 2002 and 2001, respectively) from the production of innovative business communications programs to help corporate clients reach and engage their target audiences. The Company helps businesses effectively communicate their message via a broad range of business communications, meeting production, and entertainment production services. The Company receives a fee for providing these services, which may include developing creative content, providing comprehensive project management and arranging for live entertainment and related production services. Revenue is recognized when the services are completed for each event. Costs of producing the events are also deferred until the event occurs.

The remainder of the Company’s revenues are generated from its roster of artist clients (9% and 6% of total revenues from continuing operations for the nine months ended September 30, 2002 and 2001, respectively), entertainment marketing clients (4% and 7% of total revenues from continuing operations for the nine months ended September 30, 2002 and 2001, respectively) and fairs and festivals clients (24% and 17% of total revenues from continuing operations for the nine months ended September 30, 2002 and 2001, respectively). Revenues from these three clients groups are subject to seasonal variations, with significantly more revenues generated in the second and third calendar quarters. Commissions received from artists’ earnings are recognized in the period during which the artist earns the revenue. There are generally only minimal direct costs associated with generating revenue from artist clients. Entertainment marketing revenues and cost of revenues are recognized when the services are completed for each program or, for those programs with multiple events, apportioned to each event and recognized as each event occurs. Fairs and festivals also recognize revenue and cost of revenues when the services are completed for each program.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” the Company identified the most critical accounting principles upon which its financial status depends. The Company determined the critical accounting principles to be related to revenue recognition and impairment of intangibles and other long-lived assets. The Company states these accounting policies in the Notes to its Consolidated Financial Statements and in relevant sections in this management’s discussion and analysis, including the Recent Accounting Pronouncements.

DISCONTINUED OPERATIONS

During the first quarter of 2001, the Company approved a formal plan to sell its merchandising operations in order to better focus on its core business as a strategic communications and entertainment company. The sale of substantially all the merchandise operations occurred in the fourth quarter of 2001. The Company is in the process of liquidating the remaining merchandise operations, which it expects to complete by the end of 2002. The disposition of the merchandising operations represents the disposal of a business segment under Accounting Principles Board (“APB”) Opinion No. 30. Accordingly, this segment is accounted for as a discontinued operation and amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

RESULTS OF OPERATIONS

FINANCIAL IMPACT OF SEPTEMBER 11 TERRORIST ATTACKS AND GLOBAL ECONOMIC SLOWDOWN

The September 11, 2001 terrorist attacks had a significant negative impact on the nation’s economy and the Company’s corporate clients’ businesses in particular. As a result, the Company experienced significantly reduced revenues in 2001, with particular impact on the third and fourth quarters. The Company also experienced some cancellations of programs that were scheduled to take place in early 2002. The global economic slowdown that began in 2001, and which was exacerbated by the terrorist attacks, continued to impact the Company’s business activity with particular impact during the first half of 2002.

In response to this reduction in revenues, the Company has and will continue to take aggressive action to implement cost reductions necessary to ensure that its infrastructure is appropriate for expected business volumes. Such reductions initiated during the third quarter of 2001 and continuing into 2002 include reductions in headcount (28% since August 31, 2001) and related compensation costs, elimination of unprofitable operations, elimination of certain incentive compensation costs, and a reduction in travel-related and other general and administrative expenses.

Based on the Company’s current sales activity, expense reductions already implemented and absent major additional external disruptions, the Company’s operating results, EBITDA and cash flow have begun to improve in the second half of 2002, from the levels the Company experienced in the second half of 2001 and the first half of 2002.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Results of operations of 2001 Acquisitions are included from their corresponding acquisition dates.

Revenues decreased $12,375,400, or 24%, to $39,738,100 in the 2002 period from $52,113,500 in the 2001 period. Of this amount, $11,572,300 was attributable to corporate client group revenues, which decreased 32% to $24,835,600 for the 2002 period from $36,407,900 in the 2001 period. The number of corporate client events decreased to 174 in the 2002 period from 228 in the 2001 period, due to a reduction in customer demand during the 2002 period attributable to matters discussed more fully in Financial Impact of September 11 Terrorist Attacks and Global Economic Slowdown above. The average revenue per event decreased to $142,700 in the 2002 period from $159,700 in the 2001 period, primarily due to certain larger corporate client events that occurred in the first nine months of 2001, which were not repeated in 2002 or were scaled back due to the global economic slowdown. The Company produced 27 corporate client events with revenues in excess of $250,000 in the 2002 period compared to 30 such events in the 2001 period.

Revenues from artist clients increased $733,200, or 25%, of which $536,900 was from Alliance, a July 2001 acquisition. Revenues from entertainment marketing clients decreased $2,284,600, or 59%, in the 2002 period, primarily due to a large 2001 entertainment marketing program which did not repeat in 2002 offset by two smaller programs that began in 2002. Revenues from fair and festival clients increased $748,200 or 8% for the 2002 period over the 2001 period primarily due to an increase in the number of fair and festival clients for which the Company executed buy/sell arrangements with respect to artist performances. This arrangement results in the Company purchasing the artist performance and then reselling it to the fair or festival rather than simply purchasing the artist performance on behalf of the fair or festival.

Cost of revenues decreased $9,532,500, or 27%, to $26,147,100 for the 2002 period from $35,679,600 for the 2001 period. The overall decrease is due to the decrease in revenues from 2001 to 2002. Cost of revenues, as a percentage of revenues, decreased to

66% in the 2002 period from 68% in the 2001 period, primarily due to the impact of the 25% increase in artist client revenues, which generate minimal direct costs of revenues.

Selling, general and administrative expenses decreased $2,548,200, or 17%, to $12,199,400 for the 2002 period from $14,747,600 for the 2001 period. The decrease results primarily from a comparative decrease in sales expense attributable to the reduced level of revenues and cost savings implemented beginning in the third quarter of 2001, including reductions in headcount and related compensation costs, elimination of certain incentive compensation costs and a reduction in travel-related and other general and administrative expenses. The decrease is partially offset by the impact of incremental selling, general and administrative expenses associated with the 2001 Acquisitions, a $250,000 reserve for an account receivable from a corporate client in bankruptcy and approximately $280,000 of costs associated with the termination of certain transactional discussions.

Excluding 2001 goodwill amortization of $1,574,300, depreciation expense decreased $64,200, or 11%, to $526,000 in the 2002 period from $590,200 for the 2001 period. The decrease results primarily from the retirement of certain equipment, and other equipment being fully depreciated.

Other income for the 2002 period of $364,800 results from the reversal of accrued interest expense recorded in prior years associated with contingent promissory notes payable related to certain of the Company’s acquisitions in 1999-2001. The Company is no longer accruing interest on this contingent purchase price consideration until the actual payment is determined. Other income for the 2001 period included income from an agreement with Earth Escapes LLC, which provided for the Company to receive a percentage of gross revenues, as defined. The Company has not received any income under this agreement for the 2002 period.

Net interest expense decreased $67,900, to $333,600 for the 2002 period compared to $401,500 for the 2001 period. The change is primarily attributable to no longer accruing interest expense related to contingent purchase price consideration and lower interest expense from repayments of other acquisition notes payable, offset by increased interest expense associated with additional bank borrowings.

The income tax provision for the 2002 period is $360,000, or 40% on income from continuing operations before income taxes of $896,800 compared to an income tax benefit of $96,000 for the 2001 period on a loss from continuing operations before income taxes of $481,000. Prior to adopting Statement 142, the Company recorded large amounts of non-deductible goodwill amortization, which resulted in a corresponding large permanent tax item, which adversely impacted the Company’s effective tax rate. However, as a result of the Company’s adoption of Statement 142, it no longer amortizes any goodwill for book and substantially all goodwill for tax purposes, thus its effective tax rate now more closely approximates statutory tax rates.

Net income from continuing operations before cumulative effect of change in accounting principle increased $921,800 to $536,800 for the 2002 period from a net loss from continued operations of $385,000 for the 2001 period due to the reasons described above.

In the 2002 period, the Company recognized a goodwill impairment loss of $1,988,600 related to the adoption of SFAS No. 142, “Goodwill and Other Intangibles”. Pursuant to the transitional rules of SFAS No. 142, this loss was recorded in the first quarter of 2002 as a cumulative effect of a change in accounting principle. There was no tax effect of this impairment as none of the goodwill impairment loss was deductible for tax purposes.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Results of operations of 2001 and acquisitions are included from their corresponding acquisition dates.

Revenues increased $3,040,300, or 19%, to $18,923,200 in the 2002 quarter from $15,882,900 in the 2001 quarter. Of this amount, $2,484,600 was attributable to corporate client group revenues, which increased 38% to $9,087,900 for the 2002 quarter from $6,603,300 in the 2001 quarter. The number of corporate client events decreased to 51 in the 2002 quarter from 58 in the 2001 quarter, reflecting continued sluggish customer demand during the 2002 quarter. However, the average revenue per event increased to $178,200 in the 2002 quarter from $113,900 in the 2001 quarter, primarily due to an increase in the size of the corporate programs in the 2002 quarter. The Company produced 12 corporate client events with revenues in excess of $250,000 in the 2002 quarter compared to 7 such events in the 2001 quarter.

Revenues from artist clients increased $146,300, or 11%, of which $124,000 was from Alliance, a July 2001 acquisition. Revenues from entertainment marketing clients increased $103,500 or 22% in the 2002 quarter due to the addition of two small programs that commenced in the 2002 quarter. Revenues from fair and festival clients increased $305,800, or 4%, for the 2002 quarter over the 2001 quarter primarily due to an increase in the number of fair and festival clients for which the Company continues to expand buy/sell arrangements with respect to artist performances. This arrangement results in the Company purchasing the artist performance and then reselling it to the fair or festival rather than simply purchasing the artist performance on behalf of the fair or festival.

Cost of revenues increased $1,380,900, or 12%, to $12,904,400 for the 2002 quarter from $11,523,500 for the 2001 quarter. The overall increase is due to the increase in revenues from 2001 to 2002. Cost of revenues, as a percentage of revenues, decreased to 68% in the 2002 quarter from 73% in the 2001 quarter, primarily due to lower cost of revenues associated with corporate events. In the 2001 quarter, the Company incurred higher costs associated with corporate events that were cancelled or postponed due to the events of September 11, 2001. The decrease also reflects the impact of the 11% increase in artist client revenues, which generate minimal direct costs of revenues.

Selling, general and administrative expenses increased $154,500, or 4%, to $3,869,500 for the 2002 quarter from $3,715,000 for the 2001 quarter. The increase results primarily from sales costs associated with the increase in revenue, a $250,000 reserve for an account receivable from a corporate client in bankruptcy and approximately $179,400 of costs associated with the termination of certain transactional discussions, offset in part by cost savings implemented beginning in the third quarter of 2001, including reductions in headcount and related compensation costs, elimination of certain incentive compensation costs and a reduction in travel-related and other general and administrative expenses.

Excluding 2001 goodwill amortization of $528,800, depreciation expense decreased $66,700, or 29%, to $162,700 in the 2002 quarter from $229,500 for the 2001 quarter. The decrease results primarily from the retirement of certain equipment, and other equipment being fully depreciated.

Other income for the 2002 period of $364,800 results from the reversal of accrued interest expense recorded in prior years associated with contingent promissory notes payable related to certain of the Company’s acquisitions in 1999-2001. The Company is no longer accruing interest on this contingent purchase price consideration until the actual payment is determined. Other income for the 2001 quarter included income from an agreement with Earth Escapes LLC, which provided for the Company to receive a percentage of gross revenues, as defined. The Company has not received any income under this agreement for the 2002 quarter.

Net interest expense decreased $156,600, to $(27,100) for the 2002 quarter compared to $129,500 for the 2001 quarter. The change is primarily attributable to the reversal of interest expense previously recognized in 2002 associated with contingent promissory notes related to certain of the Company’s acquisitions in 1999-2001, and lower interest expense from repayments of other acquisition notes payable, offset by increased interest expense associated with the additional bank borrowings.

The income tax provision the 2002 quarter is $752,000, or 32% on income from continuing operations before income taxes of $2,378,400 compared to an income tax benefit of $211,000 for the 2001 quarter on a loss from continuing operations before income taxes of $139,600. Prior to adopting Statement 142, the Company recorded large amounts of non-deductible goodwill amortization, which resulted in corresponding large permanent tax item, which adversely impacted the Company’s effective tax rate. However, as a result of the Company’s adoption of Statement 142, it no longer amortizes any goodwill for book and substantially all goodwill for tax purposes, thus its effective tax rate now more closely approximates statutory tax rates.

Net income from continuing operations increased $1,555,000 to $1,626,400 for the 2002 quarter from $71,400 for the 2001 quarter due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

The September 11, 2001 terrorist attacks and the global economic slowdown that began in 2001 had a significant impact on the Company’s revenues, with particular impact on the third and fourth quarters of 2001 and the first half of 2002. As a result of these events, the Company experienced program cancellations and postponements, which otherwise would have expected to have been realized during these periods. Although the Company’s corporate clients continue to be impacted by the global economic slowdown and other uncertainties, the Company’s sales activity has begun to show signs of improvement. This increased corporate sales activity, coupled with increased revenues from fairs and festivals clients and artist clients, along with significant reductions in general and administrative expenses, led to improved cash flows from operations for the three and nine-months ended September 30, 2002. For the six-month period ended June 30, 2002, the Company had negative cash flows from operations of $988,600. However, for the nine-month period ended September 30, 2002, cash flows from operations improved to a positive $3,414,700. This compares to cash flows from operations of $2,456,200 for the corresponding 2001 period.

Cash and cash equivalents totaled $3,562,300 as of September 30, 2002, versus $592,300 at June 30, 2002 and $2,151,200 at December 31, 2001. The increase is a result of improved operations and a restructuring of certain acquisition notes payable that were due in the third quarter of 2002. However, the Company’s working capital deficit was $(4,741,600) as of September 30, 2002, compared to $(2,636,000) as of December 31, 2001. Both periods exclude discontinued operations. The increase in the working capital deficit of $2,105,600 reflects the reclassification of the Company’s bank debt to current, offset by the net changes in other working capital accounts. As discussed further below, the Company’s bank debt, which totaled $2,865,600 as of September 30, 2002, matures in April 2003.

In order to provide additional working capital and to repay certain maturing bank indebtedness, the Company entered into a new bank credit facility in October 2001. The new credit facility provided for maximum borrowings of up to $4,050,000. The original credit facility was comprised of: (a) a $1,050,000 term loan, which is repayable in monthly principal installments of $43,750 commencing November 1, 2001, and maturing on September 30, 2003; and (b) a revolving credit line of up to $3,000,000, which matures on June 30, 2003. The credit facility was initially secured by all accounts receivable and bears interest, payable monthly, at the Company’s choice of an interest rate based upon LIBOR or the bank’s prime rate, plus an incremental percentage margin, as defined in the Agreement. The Company has borrowed the maximum credit amount.

As a result of the events of September 11, 2001, and the global economic slowdown, the Company was not in compliance with certain required financial ratios, specifically a debt/EBITDA ratio, a fixed charge ratio and a minimum net worth ratio. Pursuant to an April 2002 restructuring agreement with the bank, the Company was granted a temporary waiver of the financial covenant events of default provisions under the original loan agreement and the bank’s forbearance from exercising its available remedies, which extends through January 2, 2003. In addition, new financial covenants were established and the Company granted the bank additional security for the entire restructured bank credit facility in the form of a pledge of the shares of certain of the Company’s subsidiaries and a first lien deed of trust on the Company’s land and building located in Dallas, Texas. Amounts outstanding under the original bank credit facility now mature on April 30, 2003.

The bank also agreed to provide the Company $500,000 of additional financing (“New Bank Loan”). The New Bank Loan was conditioned upon the funding of a second loan of $500,000 (“Affiliate Loan”) from an entity controlled by the Chief Executive Officer of the Company (“Heritage”). The New Bank Loan and the Affiliate Loan were repaid in June 2002, upon receipt of the Company’s federal income tax refund. In addition, the Company repaid $659,400 on the revolving credit line with proceeds from the Company’s federal income tax refund.

Although the Company has maintained its aggressive sales and cost cutting efforts, the Company is in technical noncompliance with the revised financial covenants under the bank credit facility. The Company is in discussions with the bank to reach agreement on a further restructuring of the bank credit facility. All amounts due under the bank credit facility, totaling $2,865,600, as of September 30, 2002, are reflected in current liabilities on the accompanying consolidated balance sheets pursuant to the April 30, 2003 amended maturity date.

Additionally, in order to better manage the Company’s current cash position, the Company restructured the payment terms of certain of the Company’s acquisition notes payable, totaling $601,900 and is continuing to negotiate the possible restructuring of the payment terms of certain other acquisition notes totaling $776,500. The restructured notes provide for interest only payments through December 2002 and monthly principal and interest payments beginning January 2003 and continuing through August 2004. The interest rate on certain of these acquisition notes was increased from 8% to 10%.

In 1998, the Company acquired two companies pursuant to agreements whereby the sellers of the two businesses would receive additional sales price consideration based on the earnings of the two businesses during the earnout period, which ends in 2003. Subsequent to 1998, the additional purchase price was being paid 60% in cash and 40% in notes payable in semi-annual installments (April and October) with 8% interest over a 5-year period. The additional sales price consideration is calculated at the end of each year in the earnout period, with the cash portion paid in April of the following year. Pursuant to the terms of the notes payable, totaling approximately $766,800 as of September 30, 2002, the Company is required to secure these notes payable with a certificate of deposit, letter of credit or such other mutually agreed upon form of cash equivalent. In July 2002, the Company entered into an agreement with the holders of these acquisition notes payable totaling $589,100 whereby, in lieu of providing the cash collateral, the sales price consideration payable for 2002 and 2003 will be paid 100% in cash to the sellers on a monthly basis, beginning July 2002. From July to September of 2002, the Company paid the sellers additional sales price considerations of $1,000,200 under the revised agreement.

During the years 1999-2001, the Company acquired four other companies pursuant to agreements whereby the sellers of those businesses would receive payments under promissory notes that were subject to principal reduction should the post-acquisition annual earnings of the acquired businesses be less than designated earning targets set forth in the notes. At the time of the acquisitions, the Company recorded the promissory notes, totaling $4,225,000, as a liability and corresponding increase in purchase price, as it believed that payment of the promissory notes was probable beyond a reasonable doubt. In addition, the Company has accrued interest expense on the promissory notes at 8%, calculated from the respective acquisition dates. As of September 30, 2002, scheduled payments on the promissory notes have been reduced by $933,900 and the Company expects that payments due in 2003, based on 2002 earnings of those businesses, will also be reduced. As a result, payment of the entire principal balance of the promissory notes is no longer considered probable, although it is anticipated that some portion of the principal amount of the notes will, in fact, be paid. Pursuant to SFAS No. 141, “Business Combinations”, contingent consideration should not be recorded as a liability unless payment of the contingent consideration is determinable beyond a reasonable doubt. Accordingly, as of September 30, 2002, the Company has reduced its recorded debt and corresponding purchase price (goodwill — see Note 2) by $3,518,400, representing the remaining principal amount outstanding on the promissory notes issued in connection with these four acquisitions. In addition, the Company reversed $591,400 of accrued interest payable on these promissory notes in the third quarter ending September 30, 2002, which amounts are reflected first as a reduction of the related Interest Expense recorded in 2002 and then as Other Income in the accompanying Consolidated Statements of Operations. Any future payments of principal and interest under these promissory notes, as a result of those businesses achieving their respective target earnings, will be recorded as additional purchase price at the time the payment is determined.

The Company has and will continue to take aggressive action to implement cost reductions and believes that the Company’s operating results, EBITDA and cash flows for the second half of 2002 will improve from the levels the Company experienced in the same period in 2001 and in the first half of 2002. However, the Company’s operations are seasonal in nature, with the greatest percentage of the Company’s revenues generated in the second and third quarters of the year. Although the Company’s operations improved in the third quarter of 2002 and the Company will continue to benefit from the cost reductions implemented during the past twelve months, the Company is entering the historically slower fourth calendar quarter and the succeeding first calendar quarter, when revenues are historically lower. The Company’s liquidity needs during the fourth quarter of 2002 and the first quarter of 2003 are primarily for monthly principal and interest payments and for working capital. Capital expenditures will be focused on equipment replacement and are not expected to be significant. The Company anticipates net proceeds from the sale of its Dallas office facility to be approximately $550,000, which proceeds are expected to be used to repay a portion of the Company’s indebtedness. In April 2003, the Company is obligated to pay approximately $600,000 in debt payments in connection with three of the Company’s prior acquisitions. In addition, as discussed above, the Company’s bank indebtedness, totaling approximately $2,865,600 as of September 30, 2002, matures on April 30, 2003. Although the Company is in discussions with the bank to reach agreement on a further restructuring of the bank credit facility, there can be no assurances that the bank will agree to a restructuring. Management is also exploring other strategic opportunities for the Company, however, there can be no assurance that Management’s efforts will be successful.

Cash Flow Statement Analysis

Summarized Statements of Cash Flow

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

Net cash (used in) provided by:
Operating activities	$3,414,700	$2,456,200
Investing activities	(1,600,200)	(2,012,700)
Financing activities	(388,400)	(1,914,700)
Discontinued operations	(15,000)	—

Net increase (decrease) in cash and cash equivalents	$1,411,100	$(1,471,200)

Cash provided by continuing operations was $3,414,700 and $2,456,200 for the nine months ended September 30, 2002 and 2001, respectively. The fluctuation in cash provided by operations between 2002 and 2001 primarily reflects the 2002 income from continuing operations combined with payments on accounts payables and accrued liabilities, offset in part by the timing of deferred revenue associated with programs occurring in the following period and the collection of accounts receivables.

Cash used in investing activities was $1,600,200 and $2,012,700 for the nine months ended September 30, 2002 and 2001, respectively. In 2002 and 2001, cash was used to fund additional earnout payments for two 1998 acquisitions. In 2001, approximately $1,100,000 was used to acquire Moore. Expenditures for replacements of property and equipment were substantially lower in 2002.

Cash used in financing activities was $388,400 and $1,914,700 for the nine months ended September 30, 2002 and 2001 respectively. The fluctuation between periods results primarily from the timing of borrowings and the repayment of debt obligations and, in 2001, from the purchase of treasury shares pursuant to the Company’s stock repurchase program. As discussed above, the Company restructured the payment terms of certain of the Company’s acquisition notes payable. As a result, the Company was able to defer principal payments totaling $365,700 that were originally due in the second and third quarters of 2002.

Commitments

Future minimum annual commitments under bank and other debt agreements and non-cancelable operating leases as of September 30, 2002 are as follows:

	2002
	4th Quarter	2003	2004	2005	2006	After	Total

Bank and other debt	$134,200	$3,858,600	$878,500	$225,100	$121,100	$46,300	$5,263,800
Operating leases	275,000	1,047,900	880,400	494,800	244,900	—	2,943,000

Total	$409,200	$4,906,500	$1,758,900	$719,900	$366,000	$46,300	$8,206,800

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

Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersede previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

ITEM 4. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (September 30, 2002), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

b)	Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II

OTHER INFORMATION

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

99.1 Certification Pursuant to 18 U.S.C. Section 1350

99.2 Certification Pursuant to 18 U.S.C. Section 1350

b)	Reports on Form 8-K

None

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the cities of Hickory Valley, Tennessee and Encino, California, on the 14th day of November 2002.

TBA ENTERTAINMENT CORPORATION

By:	/s/ Thomas Jackson Weaver III
Thomas Jackson Weaver III Chairman of the Board and Chief Executive Officer

By:	/s/ Bryan J. Cusworth
Bryan J. Cusworth Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

CERTIFICATION

I, Thomas Jackson Weaver III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TBA Entertainment Corporation.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (September 30, 2002); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	By:	/s/ Thomas Jackson Weaver III
Thomas Jackson Weaver III Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Bryan J. Cusworth, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TBA Entertainment Corporation.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (September 30, 2002); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	By:	/s/ Bryan J. Cusworth
Bryan J. Cusworth Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)