Form 10-K
period 2002-12-31
TBA ENTERTAINMENT CORP
filed 2003-04-16
CIK 913201

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

COMMISSION FILE NUMBER
0-22582

TBA ENTERTAINMENT CORPORATION

(Name of Issuer in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	62-1535897 (I.R.S. employer identification no.)

16501 VENTURA BOULEVARD ENCINO, CALIFORNIA (Address of principal executive offices)	91436 (Zip Code)

(818) 728-2600
(Issuer’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

COMMON STOCK, PAR VALUE $0.001 PER SHARE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) YES ☐ NO ☒.

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock as reported on June 28, 2002 on the American Stock Exchange) was approximately $12,716,700.

     As of March 31, 2003, 7,368,100 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

ITEM 1. BUSINESS.

GENERAL

     TBA Entertainment Corporation (“TBA” or the “Company”) is a strategic communications and entertainment company that creates comprehensive programs to reach and engage audiences worldwide. TBA provides a broad range of strategic communications and entertainment services through its four integrated business segments. TBA believes it has a strong presence in each of these very fragmented industries and is building an industry-leading integrated services company. With a base of Fortune 1000 companies, fairs, festivals and recording artists as clients, TBA links global business with popular culture, enabling clients to maximize the impact of the message and the results achieved. TBA has nine offices spanning from Los Angeles to London including Nashville, Chicago, San Diego, Salt Lake City, Atlanta, Omaha and Seattle. TBA’s four business segments are as follows:

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

     The integration of TBA’s four business divisions creates competitive advantages for the Company. TBA believes that while a variety of competitors exist with each of the Company’s divisions, none offers the complete scope of services provided by TBA. This intra-company synergy provides TBA’s clients with an expanded range of comprehensive services while creating additional sources of revenues and profits for the Company. For example, in producing corporate meetings and entertainment marketing programs, the Company creates opportunities to showcase artist management clients. Providing entertainment marketing programs for corporate clients conversely provides opportunities to cross-sell client decision makers on other corporate communication and entertainment events.

     The Company was incorporated in Tennessee in June 1993 and reincorporated in Delaware in September 1997.

CORPORATE COMMUNICATIONS

     The Corporate Communications division is an industry leader in the strategic development and production of innovative business communications, entertainment and special event programs that enable corporate clients to reach and engage targeted internal and business-to-business audiences worldwide. TBA utilizes award-winning creative capabilities and state-of-the-art technology to help corporate clients worldwide deliver targeted messages that educate, inspire and motivate. The Corporate Communications division targets clients with recurring needs for business communications and entertainment services. The Company’s client list encompasses a number of industry sectors including telecommunications, information technology, pharmaceuticals, food service and insurance. Representative clients include BellSouth, SAP, BEA Systems, Motorola, Sanofi, McDonald’s Corporation, and Mass Mutual. SAP accounted for 21% and 10% of total Company revenues in 2001 and 2000, respectively.

     The Corporate Communications division specializes in the creative development, design, production and staging of a wide range of internal and business-to-business events including: sales conferences, business meetings and headline entertainment, product introductions and recognition events. TBA believes that it has benefited from the decision by an increasing number of major corporations to outsource their business communications and entertainment needs. TBA produced approximately 227 and 288 communication and entertainment events in 2002 and 2001, respectively. The reduced number of events reflects a reduction in customer demand during 2002 as a result of the continued impact of September 11 and the global economic slowdown. However, the recurring nature of certain of these events serves as a source of more predictable revenues as they occur on a more regular basis. The large number of events also provides opportunities for the Company’s other divisions, including corporate event opportunities for TBA’s artist management clients.

     The Corporate Communications division serves its nationwide client base from offices in Chicago, Nashville, Salt Lake City and San Diego. These offices were assembled via strategic acquisitions over the past five years. During 2002, TBA elected to close Corporate Communications offices in Atlanta, Dallas, Phoenix and New York. The closures were instituted to consolidate operations into larger, more profitable offices and, thus, reduce Company-wide expenses.

     Through its nationwide offices, TBA delivers a full range of strategic communications and entertainment services to its clients. The Corporate Communications division emphasizes the coordination and allocation of resources and services between the division’s offices. TBA has long-standing relationships with freelance contractors in various production, technical and creative disciplines, and supplements its full-time staff with independent contractors where needed.

     The Company has made four strategic acquisitions over the past five years in assembling the Corporate Communications division. The Company believes, based on its experience, that the corporate communications industry is highly fragmented. Further, the Company believes that many of its competitors consist of a number of small, primarily regional companies that provide only a limited range of services. However, the Company believes that there are other competitors who have been in business longer and have larger staffs and whose business, like the Company’s, is full service in scope. The most important competitive factors include creative and production capabilities, quality and price. The Company believes that it can compete successfully in this market by utilizing the Company’s production capabilities and existing entertainment relationships to produce an exceptional event. TBA’s commitment to providing exceptional events has developed a loyal client base. The Company also competes with in-house corporate communications staffs of existing and potential clients and with staffs of hotel and convention centers.

ENTERTAINMENT MARKETING

     The Entertainment Marketing division links global business with popular culture through the development, marketing and production of consumer-focused entertainment events, music marketing initiatives, concert tours, television broadcasts, recorded music products and brand building initiatives. This division forges new ways for clients to reach their audiences and realize their marketing objectives. The entertainment marketing division specializes in the creative development, design, production and execution of a broad range of marketing initiatives that may include: national music tours, lifestyle events, network television broadcast specials, point of purchase campaigns, premium/incentive programs, brand imaging campaigns, sponsorship fulfillment, experiential branding initiatives and consumer/trade promotions.

     TBA provides companies with the power to reach and engage their customers in a fresh, contemporary manner utilizing relevant programming and experiential branding techniques to integrate their company or brand into the lifestyle of their consumers. The Entertainment Marketing division seeks to develop music-marketing programs that appeal to highly focused demographic segments. In addition, corporations are increasingly utilizing entertainment personalities as advertising tools, having recognized the effectiveness of concert/tour sponsorship as a cost-effective means to reach a target audience. The Company has produced sponsored music-marketing programs for clients that include Kelloggs, General Motors, and Nescafe. In addition, the Company has produced major television broadcast events and specials for clients that include Turner Sports, NASCAR, Blockbuster and Hard Rock Café. The Entertainment Marketing division also provides unique opportunities for the Company to show case artist management clients In addition, relationships with corporate sponsors also create opportunities to sell corporate communications services to an expanded client base.

     The Company works with its clients to customize entertainment marketing to the exact specifications of that particular client. Over time, TBA believes existing clients will expand their programs, both by increasing the scope of existing components of programs and by adding new components to programs. The Company’s Entertainment Marketing division is currently characterized by a relatively small number of accounts with high revenues per account. As a result, the loss or addition of any one account could have a material effect on the Company’s revenues.

     Effective April 2000, the Company became a member in a limited liability company, Earth Escapes, LLC (“EELLC”). One of the other members of EELLC was a former executive of the Company, whose employment with the Company terminated in December 2000. EELLC was formed to develop, produce and distribute a broadcast music special entitled Music in High Places. Music in High Places was broadcast primarily on cable and via web cast in 2000, 2001 and 2002. In lieu of cash distributions of profits from

EELLC, the Company was entitled to receive a percentage of the gross revenues of EELLC. In addition, the Company generated commission income in 2000 from the solicitation of sponsorships from Radio Shack and MSN for the Music in High Places series. In December 2002, TBA sold its interest in EELLC.

     TBA has made two strategic acquisitions in the past five years, increasing the Company’s competitive position in the entertainment marketing industry, including the February 2001 acquisition of Moore Entertainment, Inc., a producer of music tours and corporate sponsored events. Management believes that there are a number of companies who compete with TBA in providing entertainment marketing services including specialty marketing companies, advertising agencies and other media and entertainment companies. Like the corporate communications business, the most important competitive factors include creative and production capabilities, quality and price. The Company believes that many of these competitors have been in business longer and have greater resources than those of the Company.

FAIRS AND FESTIVALS

     The Fairs and Festivals division engages in the strategic development and production of a broad range of entertainment programs, national sponsorship initiatives and seasonal programming for many of the country’s largest fairs, festivals and rodeos. The Company provides entertainment, production and consultation services to more than 100 fairs, festivals and rodeos across North America, including Cheyenne Frontier Days, Greeley Stampede, Colorado and Nebraska State Fairs, and Country Thunder Festival. Combined, these programs reach over 17 million consumers annually. This unique platform provides a powerful opportunity to promote consumer brand awareness, product sampling and sales programs to corporate advertisers.

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

     The Company’s Fairs and Festivals division was assembled through the acquisition of Romeo Entertainment Group (“Romeo”) in January 2000 and EJD Concert Services (“EJD”) in April 2000. The Company believes that the fairs and festivals industry is highly fragmented and its competitors consist of primarily small, regional Companies that, like the Company, have long standing relationships with their clients. The most important competitive factors are the ability to provide the fairs and festivals with quality music entertainment at a competitive price and to produce an exceptional entertainment event. The Company believes that it can compete successfully in this market by utilizing the Company’s extensive entertainment relationships with artists and artist booking agencies to secure musical talent while utilizing the Company’s production capabilities to produce a high quality event.

ARTIST MANAGEMENT

     The Artist Management division develops and implements career strategies for music industry artists, including high-profile artists in country music (such as Brooks & Dunn, Terri Clark and Clay Walker), classic rock (such as Styx, Foreigner and Survivor), alternative rock (such as Papa Roach) and contemporary Christian (such as Point of Grace and Jaci Velasquez). The Company, as a leader in the production of corporate communications and entertainment programs, entertainment marketing initiatives, special events and sponsorship procurement, is uniquely positioned to create opportunities for artists. Management believes that the Company’s familiarity with all facets of the entertainment industry enables it to help artists create and capitalize on opportunities. With its expertise in concert production and corporate entertainment events and its relationships with venue managers, outside concert promoters, broadcasting executives and other industry professionals, management believes that the Company is uniquely positioned to offer services that can significantly enhance the careers of its clients. The Company develops long-term career strategies and represents music industry artists in the negotiation of recording, touring, merchandising and performance contracts. Using these integrated resources, the Artist Management team is unified around the strategy of creating long-term, sustained success for the Company’s artist management clients.

     The Company has made five strategic acquisitions over the past five years in assembling the Artist Management division, including the July 2001 acquisition of Alliance Artists Ltd, which manages Styx, Survivor, Joe Stark Band and others. In 2000, 2001 and 2002, the Company also added other artist managers, representing artists such as Papa Roach, World Classic Rockers, Foreigner and UB40, among others.

     The Company believes that the artist management industry is highly-fragmented and its competitors consist primarily of small independent artist managers with a limited roster of clients, although there are several participants in the industry that have capabilities and resources comparable to and, in certain respects, greater than those of the Company. Because of the highly fragmented nature of the artist management industry, the Company believes that there are a number of acquisition opportunities available to the Company, within various music genres, including country, pop and rock.

DISCONTINUED OPERATIONS

     During the first quarter of 2001, the Company approved a formal plan to discontinue its merchandising operations in order to better focus on its core business as a strategic communications and entertainment company. The disposition of the merchandising operations represents the disposal of a business segment. Accordingly, this former segment is accounted for as a discontinued operation.

BUSINESS SEGMENT INFORMATION

     The Company classifies its operations into the four business segments discussed above. See Note 12 to the consolidated financial statements contained in Item 8 of this Form 10-K for summarized financial information concerning the Company’s reportable segments.

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

TRADEMARKS

     The Company has obtained registered trademarks for the “ TBA Entertainment Corporation” mark for television show production and programming. The Company has also filed Intent-To-Use Trademark Applications for the “TBA Entertainment Corporation” mark for the various other classes of goods and services in which the Company’s mark will be utilized. In addition, the Company has filed or intends to file Intent-To-Use Trademark Applications for other proprietary programs developed by the Company. There can be no assurance, however, that these trademarks will proceed to registration, and if so registered, that the trademarks, in any one or more classes, will not violate the proprietary rights of others, that any registration of the trademarks or the Company’s use thereof will be upheld if challenged, or that the Company will not be prevented from using the trademarks.

REGULATION AND LICENSES

     The Company is subject to federal, state and local laws affecting its business, including various health, sanitation and safety standards. The Company’s entertainment operations are subject to state and local government regulation, including regulations relating to live music performances. Each live concert performance must comply with regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the promotion of live concerts. The failure to receive or retain, or delay in obtaining, a license to serve alcohol and beer in a particular location could adversely affect the Company’s operations in that location and impair the Company’s ability to obtain licenses elsewhere. The failure or inability of the Company to maintain insurance coverage materially and adversely could affect the Company.

EMPLOYEES

     As of December 31, 2002, the Company had approximately 130 full-time and part-time employees. It is the Company’s intention to manage its growth consistent with its ability to attract and retain qualified employees to manage its operations. Over the course of any given event or program, the Company evaluates the production personnel requirements and determines the extent to which it must supplement its available employee base with the use of independent contractors or part-time employees. The Company believes that its relationship with its employees and independent contractors is good.

     The Company has no full-time employees whose employment is covered by collective bargaining or similar agreements with unions; however, the Company does from time to time independently contract with or hire part-time union personnel, especially during the production of a particular corporate communication or entertainment marketing program and, accordingly, the Company is a party to certain agreements with unions governing the hiring and terms of employment of such personnel.

ITEM 2. PROPERTIES.

     The Company and/or its subsidiaries have entered into lease agreements with respect to leased office space in eight cities in which the Company operates. These leases expire at various dates through September 2006. As of December 31, 2002, the Company’s wholly-owned subsidiary, TBA Entertainment Group Dallas, Inc., owned the building in which its offices and production facilities were located, as well as certain vacant land adjacent to such building. As a result of the Company’s decision to close the Dallas office, the Dallas facility was reclassified as “Asset Held for Sale” as of December 31, 2002. In February 2003, the Company sold the land and building, using the proceeds to reduce the balance of its bank credit facility.

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

ITEM 3. LEGAL PROCEEDINGS.

     In November 2001, a Complaint was filed in the Marion County Superior Court in the State of Indiana against TBA alleging breach of contract arising with respect to the tax indemnification provisions contained in the Stock Purchase Agreement related to the purchase by TBA of a merchandising company, now classified as discontinued operations. The issue is the amount, if any, that is due pursuant to the indemnification provision. In January 2003, TBA and the plaintiff agreed to arbitrate this dispute, which arbitration is tentatively scheduled for May 2003. Management does not believe that the outcome of this dispute will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

     In January 2003, a Petition was filed in the Civil Court of New York against TBA alleging breach of contract arising from a real estate lease for office space in New York City. In 2002, TBA terminated its operations in New York and ceased paying rent in July 2002. TBA continued to try to sublease this office space throughout the remainder of 2002. The Petition seeks unpaid rent through the date of the filing, in the amount of approximately $140,000. The Company is in negotiations with the plaintiff in an effort to negotiate a buy-out of the remaining lease obligation. Management believes that it has adequately reserved for this obligation as of December 31, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of stockholders of TBA Entertainment Corporation was held on November 20, 2002.

     The stockholders approved the election of seven directors to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified.

Director	For	Withheld

Frank Bumstead	6,827,619	55,135
Charles Flood	6,827,619	55,135
Joseph C. Galante	6,827,619	55,135
W. Reid Sanders	6,827,619	55,135
Frank McKinnie Weaver	6,827,619	55,135
Thomas J. Weaver, III	6,827,619	55,135
Kyle Young	6,827,619	55,135

     In addition, the stockholders voted 6,825,467 shares in ratification of BDO Seidman, LLP as the Company’s independent public accountants for the year ending December 31, 2002. Stockholders voted 51,100 shares against ratification of BDO Seidman, LLP with 4,000 shares abstaining.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)	The Common Stock is listed for trading on the American Stock Exchange under the symbol “TBA.” On March 31, 2003, the last reported sale price of the Common Stock was $0.76 per share. The following table sets forth the range of high and low sales prices of the Common Stock as reported on the American Stock Exchange during each quarterly period within the two most recent fiscal years.

	HIGH	LOW

2002
First Quarter	$4.15	$3.10
Second Quarter	4.00	1.60
Third Quarter	2.53	1.33
Fourth Quarter	2.03	1.08

2001
First Quarter	$4.45	$3.59
Second Quarter	4.00	3.65
Third Quarter	4.19	2.85
Fourth Quarter	3.85	2.20

(b)	The approximate number of holders of record of Common Stock on March 31, 2003 was 141.

(c)	The Company has not paid or declared cash distributions or dividends and does not intend to pay cash dividends on the Common Stock in the foreseeable future. The Company currently intends to retain all earnings to finance the development and expansion of its operations. The declaration of cash dividends in the future will be determined by the Board of Directors based upon the Company’s earnings, financial condition, capital requirements and other relevant factors.

(d)	The following table summarizes as of December 31, 2002, the shares of Common Stock authorized for issuance under the Company’s equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities
	to be issued upon	Weighted average	Number of
	exercise of outstanding	exercise price of	securities
	options, warrants	outstanding options,	remaining available
Plan category	and rights	warrants and rights	for future issuance

Equity compensation plans approved by security holders	1,314,100	$4.20	85,900
Equity compensation plans not approved by security holders	40,000	4.75	- -

Total:	1,354,100	$4.22	85,900

     The only equity compensation plan of the Company that was not approved by the Company’s stockholders is the 1995 Stock Option Plan. The options outstanding under this plan were originally granted between August 1995 and April 1996. All of such options are fully vested and expire 10 years from the date of grant.

ITEM 6. SELECTED FINANCIAL DATA

STATEMENTS OF OPERATIONS DATA (1):	2002	2001	2000	1999	1998

Revenues	$49,131,800	$60,404,800	$78,540,300	$38,618,700	$26,020,300
Costs related to revenues	33,010,100	40,999,200	54,971,900	25,003,600	17,448,400

Gross profit margin	16,121,700	19,405,600	23,568,400	13,615,100	8,571,900
Selling, general and administrative expenses	16,491,000	19,764,100	19,471,900	10,578,000	6,601,100
Depreciation and amortization	677,600	2,898,100	2,479,800	1,535,200	673,300
Equity in income of Joint Venture and other income	(478,400)	(335,200)	(272,700)	(173,000)	(343,700)
Net interest expense (income)	466,900	548,300	164,000	(262,100)	(135,700)

Income (loss) from continuing operations before income taxes	(1,035,400)	(3,469,700)	1,725,400	1,937,000	1,776,900
Benefit (provision) for income taxes	860,000	189,100	(1,531,600)	(770,200)	(98,300)

Income (loss) from continuing operations	(175,400)	(3,280,600)	193,800	1,166,800	1,678,600
Income (loss) from discontinued operations	—	(3,650,800)	(92,500)	359,200	992,400
Cumulative effect of change in accounting principle (5)	(1,988,600)	—	—	—	—

Net income (loss)	$(2,164,000)	$(6,931,400)	$101,300	$1,526,000	$2,671,000

EBITDA (6)	$(255,700)	$(23,300)	$4,369,200	$3,210,100	$2,314,600
Income (loss) per share from continuing operations — basic	$(0.02)	$(0.45)	$0.02	$0.14	$0.21
Income (loss) per share from continuing operations — diluted	$(0.02)	$(0.45)	$0.02	$0.14	$0.20
Weighted average common stock Outstanding — basic	7,364,700	7,361,900	8,055,100	8,495,200	7,851,600
Weighted average common stock Outstanding — diluted	7,364,700	7,361,900	8,070,000	8,540,000	8,243,500
BALANCE SHEET DATA (1):
Working capital (2)	$(3,622,000)	$(2,636,000)	$189,700	$7,892,700	$12,381,900
Goodwill, net (3)(5)	21,706,100	25,668,700	23,834,800	17,318,400	16,008,600
Net (liabilities) assets of discontinued operations	(211,800)	(228,200)	2,622,700	2,364,200	2,552,000
Total assets	28,138,900	34,407,700	39,416,900	42,383,300	40,445,200
Long-term debt (3) (4)	3,562,300	7,340,600	4,373,600	3,596,400	4,755,700
Treasury stock	(6,057,600)	(6,080,500)	(5,500,700)	(2,062,100)	(724,500)
Stockholders’ equity	15,566,700	17,719,900	25,242,500	27,858,800	28,515,700

1)	Prior to 1998, the Company acquired and operated certain businesses that were sold in 1998. In 1999, the Company acquired a business that was discontinued in 2001. The discontinuation and sale of these businesses has resulted in the reclassification of the operating results and net assets and liabilities of these businesses to discontinued operations for all periods presented.

The Company has completed ten acquisitions from 1998 to 2001. No acquisitions were made in 2002. Results of operations of each of these acquisitions are included from their respective acquisition dates. The accounting for these acquisitions was in accordance with the purchase method of accounting.

2)	Working capital represents total current assets (excluding net short-term assets of discontinued operations) less total current liabilities (excluding net short-term liabilities of discontinued operations).

3)	In September 2002, the Company reduced its recorded goodwill and long-term debt by $3,518,400, representing the outstanding amount of promissory notes that are subject to earn-out adjustments, as payment of such amounts was no longer considered probable. See Note 5 to the Consolidated financial Statements contained in Item 8 of this Form 10-K for further discussion concerning the Company’s long-term debt.

4)	Long-term debt excludes notes payable and current portion of long-term debt totaling $1,617,200, $1,830,000, $3,049,600, $2,913,200 and $759,600 as of December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

5)	Upon the 2002 adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets”, the Company tested its goodwill for impairment. Based on the estimated fair market value of its fairs and festivals group, the Company recorded a goodwill impairment loss in the first quarter of 2002 of $1,988,600 associated with the fairs and festivals reporting unit.

6)	EBITDA is defined as earnings from continuing operations before interest income and expense, income taxes and depreciation and amortization. EBITDA is presented supplementally because management believes it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance or liquidity as promulgated under accounting principles generally accepted in the United States (such as net income or cash provided by or used in operating, investing or financing activities), nor should it be considered as an indicator of the overall financial performance of the Company. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

The calculation of EBITDA is shown below:

	2002	2001	2000	1999	1998

Net (loss) income	$(2,164,000)	$(6,931,400)	$101,300	$1,526,000	$2,671,000
Cumulative effect of change in accounting principle	1,988,600	—	—	—	—
Loss (income) from discontinued operations	—	3,650,800	92,500	(359,200)	(992,400)
Income tax (benefit) provision	(860,000)	(189,100)	1,531,600	770,200	98,300
Net Interest expense (income)	466,900	548,300	164,000	(262,100)	(135,700)
Reversal of prior years’ accrued interest	(364,800)	—	—	—	—
Depreciation and amortization	677,600	2,898,100	2,479,800	1,535,200	673,300

EBITDA	$(255,700)	$(23,300)	$4,369,200	$3,210,100	2,314,500

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of the following discussion and analysis is to explain the major factors and variances between periods of the Company’s results of operations. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and notes thereto included in Item 8, beginning on page 20.

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

     The Company has built this comprehensive communications and entertainment business model through a combination of internal growth and strategic acquisitions. Since April 1997, the Company has completed 11 strategic acquisitions and has built a comprehensive network of nine offices to serve its client base. In 2000, the Company completed the acquisitions of Romeo Entertainment Group in January and EJD Concert Services (“EJD”) (in March) (collectively, the “2000 Acquisitions”). In 2001, the Company completed the acquisitions of Moore Entertainment, Inc. (“Moore”) in February and Alliance Artists, Ltd. (“Alliance”) in July (collectively, the “2001 Acquisitions”). The results of operations of the 2000 Acquisitions and the 2001 Acquisitions are included from the corresponding acquisition dates.

GENERAL

     In accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company classifies it operations according to four business segments. See Note 12 to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for summarized financial information concerning the Company’s reportable segments.

Critical Accounting Policies

     In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy”, the Company identified the most critical accounting principles upon which its financial status depends. The Company determined the critical accounting principles to be related to revenue recognition, costs related to revenue and impairment of intangibles and other long-lived assets.

Revenue Recognition

     The Company continues to derive a majority of its revenues (61%, 70%, and 70% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively) from the production of innovative business communications programs to help corporate clients reach and engage their target audiences. The Company helps businesses effectively communicate their message via a broad range of business communications, meeting production, and entertainment production services. The Company receives a fee for providing these services, which may include developing creative content, providing comprehensive project management and arranging for live entertainment and related production services. Revenue is recognized when an event occurs. Costs of producing the event are also deferred until the event occurs. At December 31, 2002, deferred revenue was $3,560,200 compared to $3,335,600 at December 31, 2001.

     The remainder of the Company’s revenues are generated from its roster of artist clients (10%, 6% and 4% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively), entertainment marketing clients (8%, 8% and 15% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively) and fairs and festivals clients (21%, 16% and 11% of total revenues for the years ended December 31, 2002, 2001 and 2000). Commissions received from artists’ earnings are recognized in the period during which the artist earns the revenue. There are generally only minimal direct costs associated with generating revenue from artist clients. Entertainment marketing revenues and cost of revenues are recognized when the services are completed for each program or, for those programs with multiple events, apportioned to each event and recognized as each event occurs. Fairs and festivals also recognize revenue and cost of revenues when the services are completed for each program and when the event has occurred.

     Costs Related to Revenue

     Costs related to revenue is comprised of all costs associated with the production of an event, including talent fees, contracted services, equipment rentals, costs associated with the production of audio-visual effects and the cost of internal production labor. Direct out-of-pocket costs are deferred until the event occurs. Internal production labor costs are expensed as incurred. At December 31, 2002, deferred costs were $1,030,700 compared to $424,200 at December 31, 2001.

     Impairment of Intangibles

     Intangible assets consist primarily of goodwill arising from business combinations

     Upon the 2002 adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and other Intangible Assets”, the Company tested its goodwill for impairment. Based on the estimated fair market value of its fairs and festivals group, the Company recorded a goodwill impairment loss in the first quarter of 2002 of $1,988,600 associated with the fairs and festivals reporting unit. The Company no longer records amortization of goodwill and performs an annual impairment test in the fourth quarter. During the year management will also review each quarter for other factors that may indicate impairment.

FINANCIAL IMPACT OF SEPTEMBER 11 TERRORIST ATTACKS AND GLOBAL ECONOMIC SLOWDOWN

     The September 11, 2001 terrorist attacks had a significant negative impact on the nation’s economy and the Company’s corporate clients’ businesses in particular. As a result, the Company experienced significantly reduced revenues in 2001, with particular impact on the third and fourth quarters. The Company also experienced some cancellations of programs that were scheduled to take place in early 2002. The global economic slowdown that began in 2001, and which was exacerbated by the terrorist attacks, has continued to impact the Company’s corporate client business activity throughout 2002, with particular impact during the first half of 2002.

     In response to this reduction in revenues, the Company took aggressive action to implement cost reductions necessary to ensure that its infrastructure is appropriate for expected business volumes. Such reductions initiated during the third quarter of 2001 and continuing throughout 2002 include reductions in headcount (28% since August 31, 2001) and related compensation costs, elimination of unprofitable offices, elimination of certain incentive compensation costs, and a reduction in travel-related and other general and administrative expenses. As a result of these actions, the Company’s operating results, EBITDA and cash flows improved in the second half of 2002, from the levels the Company experienced in the second half of 2001 and first half of 2002.

     Based on the Company’s current sales activity, and absent major additional external disruptions, the Company expects that consolidated revenues for 2003 will remain relatively consistent with 2002 revenues through the first half of 2003; with increasing revenues in the second half of 2003 due to new programs the Company has already been awarded. As a result of the expected increase in revenues and impact of reduced operating expenses, management believes that the Company’s operating results and EBITDA will improve in 2003 over the results achieved in 2002.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     Revenues decreased $11,273,000, or 19%, to $49,131,800 for 2002 from $60,404,800 for 2001. Revenues from the corporate client group decreased $12,227,500, or 29%, from $42,194,200 2001 to $29,966,700 in 2002. The number of corporate client events decreased to 227 in 2002 from 288 in 2001, due to a reduction in customer demand during 2002 as a result of the continued impact of September 11 and the global economic slowdown as more fully described in “Financial Impact of September 11 Terrorist Attacks and Global Economic Slowdown” above. The average revenue per event decreased to $131,300 per event for 2002, compared to $146,500 per event for 2001 due to a reduction in the number of large corporate events produced in 2002. In 2002, the Company produced 32 events with revenues in excess of $250,000, versus 36 such events in 2001. The reduction is due primarily to certain larger corporate events that occurred in 2001, which were not repeated or were scaled back due to the global economic slowdown.

     Revenues from the entertainment marketing client group decreased $754,700, or 15%, from $4,871,100 in 2001 to $4,116,400 in 2002. The decrease is primarily due two larger 2001 entertainment marketing programs that did not repeat in 2002. The decrease was partially offset by an increase in the number of smaller entertainment marketing programs and promoted music tour dates occurring in 2002.

     Revenues from artist clients, which were not significantly impacted by the September 11, 2001, terrorist attacks, increased $1,013,100, or 22%, to $4,672,800 in 2002 from $3,659,700 in 2001. Of this increase, $458,400 is attributed to a full year of operations of Alliance, which was acquired in July 2001. The remaining increase is due to revenues generated by our TBA’s expanding roster of artist clients.

     Revenues from the fairs and festivals client group increased $695,900, or 7%, to $10,375,900 in 2002 from $9,680,000 in 2001. This increase is reflective of the 25% increase in the number of fairs and festivals programs represented by TBA to 217 in 2002 from 174 in 2001.

     Cost of revenues decreased $7,989,100, or 19%, to $33,010,100 for 2002 from $40,999,200 for 2001. The decrease is attributable to the overall decrease in revenues for the corporate client and entertainment marketing client groups from 2001 to 2002. Cost of revenues, as a percentage of revenues, decreased 1%, resulting in an increase in gross profit margin to 33% for 2002 from 32% in 2001. The increase is primarily attributable to the 22% increase in artist client revenues, which generally have minimal direct costs of revenues, offset by lower gross profit margins on revenues from the corporate communications and entertainment marketing client groups. The lower gross profit margins are a result of a more competitive corporate environment brought about by the global economic slow down and an increase in the number of promoted music tour dates, which generally have a lower gross profit margin.

     Selling, general and administrative expenses decreased $3,323,800, or 17%, to $16,440,300 for 2002 from $19,764,100 for 2001. The decrease results primarily from a comparative decrease in sales expense attributable to the reduced level of revenues and cost savings implemented beginning in the third quarter of 2001, including reductions in headcount and related compensation costs, elimination of costs attributable to unprofitable operations, elimination of certain incentive compensation costs and a reduction in travel-related and other general and administrative expenses. The decrease is partially offset by the impact of incremental selling, general and administrative expenses associated with the 2001 Acquisitions, a $250,000 reserve for an account receivable from a corporate client in bankruptcy, a $481,600 accrual for termination costs associated with closed offices and approximately $280,000 of costs associated with the termination of certain transactional discussions.

     Excluding 2001 goodwill amortization of $2,069,800, depreciation expense and other amortization decreased $150,800, or 8%, to $677,600 in 2002 from $828,400 for 2001. The decrease results primarily from the retirement of certain equipment and other equipment being fully depreciated. The Company adopted FAS142 in 2002 and no longer amortizes goodwill.

     Other income for 2002 includes $364,800 from the reversal of accrued interest expense recorded in prior years associated with contingent promissory notes payable related to certain of the Company’s acquisitions in 1999-2001. The Company is no longer accruing interest on this contingent purchase price consideration because payment is not considered probable. Other income for both years included income from an agreement with EELLC, which provided for the Company to receive a percentage of gross revenues of EELLC. The Company received $63,000 in 2002 compared to $299,700 in 2001 under this agreement. In December 2002, the Company sold its interest in EELLC.

     Net interest expense decreased $81,400 to $466,900 for 2002, versus net interest expense of $548,400 for 2001. The decrease is attributable primarily to no longer accruing interest expense related to contingent purchase price consideration and lower interest expense from repayments of other acquisition notes payable, offset by increased interest expense associated with additional bank borrowings.

     The income tax benefit for 2002 is $860,000 or 83%, on a loss from continuing operation before taxes of $1,035,400 compared to an income tax benefit of $189,100, or 5%, for 2001 on a loss from continuing operations before taxes of $3,469,700, and reflects statutory tax rates adjusted for estimated permanent book/tax differences. The primary reason contributing to the income tax benefit increase in the current year is the additional recoverable federal taxes paid in prior years. At December 31, 2002, no further income tax carryback is available.

     In 2002, the Company recognized a goodwill impairment loss of $1,988,600 related to the adoption of SFAS No. 142, “Goodwill and Other Intangibles”. Pursuant to the transitional rules of SFAS No. 142, this loss was recorded in the first quarter of 2002 as a cumulative effect of accounting change. There was no tax effect of this impairment as none of the goodwill impairment loss was deductible for tax purposes.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

     For the 2001 period, results of operations of each of the 2001 Acquisitions are included from their respective acquisition dates. Results of operations of each of the 2000 Acquisitions are included from the corresponding acquisition dates in 2000.

     Revenues decreased $18,135,500, or 23%, to $60,404,800 for 2001 from $78,540,300 for 2000. Of the total decrease, $13,055,900 was attributable to corporate client revenues, which decreased 24% to $42,194,200 for 2001 from $55,250,100 for 2000. The number of corporate client events decreased to 288 for 2001 from 433 for 2000 due to a reduction in customer demand during 2001 attributable to matters discussed more fully in “Financial Impact of September 11 Terrorist Attacks and Global Economic Slowdown” above. Due, in part, to an additional major event produced during the second quarter of 2001, the average revenue per event increased to $146,500 for 2001 from $127,600 for 2000. During 2001, the Company produced 36 corporate client events with revenues in excess of $250,000 compared to 48 such events during 2000. For the first six months of 2001, however, the corporate client group had experienced an increase versus the first six months of 2000 in revenues and events with revenues in excess of $250,000. Accordingly, the aforementioned shortfalls for the full year of 2001 are solely attributable to a decrease in comparative activity for the second half of the year.

     Revenues from entertainment marketing clients decreased $ 6,521,600, or 57% from $11,392,700 in 2000 to $4,871,100 in 2001. The decrease is primarily due to the impact of three major, low-margin entertainment marketing programs delivered during the first and third quarters of 2000 that the Company elected not to pursue during 2001, which were partially offset by a new major entertainment marketing project delivered during the second quarter of 2001.

     Revenues from artist clients, which were not significantly impacted by the September 11,2001 terrorist attacks, increased $146,500, or 4%, from $3,513,200 in 2000 to $3,659,700 in 2001. This increase is primarily attributed to the July 2001 acquisition of Alliance, offset in part by the loss of revenue in 2001 from to the departure of an artist client.

     Revenues from fairs and festivals clients increased $1,295,700 or 15%, from $8,384,300 in 2000 to $9,680,000 in 2001, primarily due to an increase in the number of fair and festival clients for which the Company executed buy/sell arrangements with respect to artist performances.

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

     Selling, general and administrative expenses increased $292,200, or 2%, to $19,764,100 for 2001 compared to $19,471,900 for 2000. The increase results primarily from incremental selling, general and administrative expenses associated with the acquisitions of EJD (in March 2000), Moore (in February 2001) and Alliance (in July 2001), increased personnel and related operating expenses added during the second half of 2000 associated with the increased levels of business from corporate clients during that period and increased marketing costs to address the reduction in corporate client group revenues in 2001. These selling, general and administrative expense increases were substantially offset by cost savings implemented during the third quarter of 2001, which included reductions in headcount and related compensation costs, elimination of certain incentive compensation costs, and a reduction in travel-related and other general and administrative expenses.

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

     Other income is comprised primarily of income from an agreement with EELLC, which provided for the Company to receive a percentage of gross revenues, as defined, of EELLC. For the years 2001 and 2000, the Company recognized $221,900 and $272,700 of income, respectively, from this agreement.

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

DISCONTINUED OPERATIONS

     In March 1999, the Company completed the acquisition of Karin Glass & Associates Inc. and affiliated companies (collectively, “KGA”). KGA, along with two smaller acquisitions completed prior to 1999, comprised the Company’s merchandising operations. During the first quarter of 2001, the Company approved a formal plan to discontinue its merchandising operations in order to better focus on its core business as a strategic communications and entertainment company. The disposition of the merchandising operations represents the disposal of a business segment under Accounting Principles Board (“APB”) Opinion No. 30. Accordingly, this former segment is accounted for as a discontinued operation. Operating results of this business segment and other information for discontinued operations appear in the notes to consolidated financial statements captioned “Dispositions” (Note 7).

LIQUIDITY AND CAPITAL RESOURCES

     The September 11, 2001 terrorist attacks had a significant negative impact on the nation’s economy and the Company’s corporate clients’ businesses in particular. As a result, the Company experienced significantly reduced revenues in 2001, with particular impact on the third and fourth quarters. The Company also experienced some cancellations of programs that were scheduled to take place in early 2002. The global economic slowdown that began in 2001, and which was exacerbated by the terrorist attacks, has continued to impact the Company’s corporate client business activity throughout 2002, with particular impact during the first half of 2002.

     Primarily as a result of the operating losses incurred in 2002, cash and cash equivalents at December 31, 2002 were $1,527,800, compared to $2,151,200 at December 31, 2001. In addition, the Company had a working capital deficit of $3,622,000 at December 31, 2002 compared to a working capital deficit of $2,636,000 at December 31, 2001. Both years exclude discontinued operations.

     In order to provide additional working capital and to repay certain maturing bank indebtedness, the Company entered into a bank credit facility in October 2001. The credit facility provided for maximum borrowings of up to $4,050,000. The credit facility was comprised of: (a) a $1,050,000 term loan, repayable in monthly principal installments of $43,750 commencing November 1, 2001, with an original maturity date of September 30, 2003; and (b) a revolving credit line of up to $3,000,000, with an original maturity date of June 30, 2003. The credit facility was initially secured by all accounts receivable and bears interest, payable monthly, at the Company’s choice of an interest rate based upon LIBOR or the bank’s prime rate, plus an incremental percentage margin, as defined in the loan agreement. Upon the October 2001 closing of the facility, the Company borrowed $2,778,600 ($1,050,000 under the term loan and $1,728,600 under the revolving credit line). The term loan proceeds were used to refinance the remaining principal obligations on the Company’s note payable to a bank and mortgage payable to a bank that were outstanding in October 2001. Of the revolving credit line proceeds, $963,000 was used to repay all principal and interest due under the Company’s three revolving lines of credit, with the remaining $765,600 retained as working capital. In January 2002, the Company borrowed the remaining $1,271,400 balance of the revolving credit line.

     The Company was not in compliance with certain required financial ratios, specifically a debt/EBITDA ratio, a fixed charge ratio and a minimum net worth ratio, as of December 31, 2001. Pursuant to an April 2002 restructuring agreement with the bank, the Company was granted a temporary waiver of the financial covenant events of default provisions under the original loan agreement and the bank’s forbearance from exercising its available remedies, which extended through January 2, 2003. In addition, new financial covenants were established and the Company granted the bank additional security for the entire restructured bank credit facility in the form of a pledge of the shares of certain of the Company’s subsidiaries and a first lien deed of trust on the Company’s land and building located in Dallas, Texas, which was sold in February 2003 with the bank’s consent (see Note 11). The maturity date for both the term loan and revolving credit line was extended to April 30, 2003.

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

     In order to provide the Affiliate Loan, Heritage obtained a $500,000 loan from an independent third party finance company (“Pass-Through Loan”). The Pass-Through Loan was secured by 950,336 shares of common stock held by the Chief Executive Officer (772,876 shares) and President (177,460 shares) of the Company and a personal guaranty of the President of the Company. The Pass-Through Loan was repaid concurrently with the repayment of the Affiliate Loan. As a condition to obtaining the Pass-Through Loan, Heritage paid a fee of $5,000 and interest accrued at 12% per annum. These costs were passed-through to the Company as part of the Affiliate Loan.

Although the Company has maintained its aggressive sales improvement efforts, the Company was in technical noncompliance with the revised financial covenants under the restructured bank credit facility as of December 31, 2002. In February 2003, the bank required the Company to use the proceeds from the sale of its Dallas facility (see Note 11), to repay the outstanding balance of the term loan ($393,700) and a portion of the revolving credit line ($92,500). After this repayment, there was $2,248,000 outstanding under the revolving credit line. In April 2003, the Company and the bank negotiated a further restructuring of the bank credit facility (“2003 Restructuring”). Pursuant to the 2003 Restructuring, the Company was granted a new waiver of the financial covenant events of default and the bank’s continued forebearance from exercising its available remedies, which now extends through January 1, 2004. In addition, the Company was granted the right to re-borrow up to $750,000 under the revolving credit line through May 31, 2003, for the purpose of making scheduled principal and interest payments and additional earn-out payments under the acquisition notes as well as for working capital purposes. Subsequent to May 31, 2003, the then outstanding balance of the revolving credit line will be converted to a term loan (“2003 Term Loan”) and the Company will be required to make seven equal monthly principal payments from June 30, 2003 through December 31, 2003. The total amount to be repaid will equal the greater of the amount re-borrowed through May 31, 2003 or that amount which will cause the Company to be in compliance with the financial covenants contained in the October 2001 credit agreement. Interest will continue to be paid monthly. All remaining amounts outstanding under the 2003 Term Loan will be due April 30, 2004. The 2003 Restructuring provided for new financial covenants and reporting requirements and included provisions for an accelerated maturity date upon the occurrence of certain events including, among other things, an Event of Default (as defined) or the sale or change of control of a material amount of the Company’s assets. In consideration for entering into the 2003 Restructuring and for providing the first $500,000 of re-borrowings, the Company will pay the bank a fee of $40,000, payable $20,000 in August and October of 2003, and issued 177,645 warrants to purchase shares of common stock of the Company at an exercise price of $0.75 per share. If the 2003 Term Loan is repaid on or before December 31, 2003 and there has been no sale of the Company within the six month period prior to repayment, the bank will return to the Company the lessor of (i) the unexercised warrants on such date and (ii) 88,822 warrants. If the Company re-borrows the remaining $250,000 available through May 31, 2003, the Company will issue additional warrants to the bank to purchase common stock of the Company at the rate of one warrant for every two dollars borrowed and at an exercise price of $0.01 per share.

     The Company incurred net losses during 2001 and 2002, has $3,622,000 of negative working capital at December 31, 2002, and will experience seasonally lower operating results for the first half of 2003. However, the Company has significantly reduced its operating expenses and anticipates increased revenues in the second half of 2003 due to new programs the Company has already been awarded. Accordingly, management believes its operating results, EBITDA and cash flows for 2003 will improve from the levels the Company experienced in 2002. The Company’s liquidity needs for the foreseeable future are primarily for repayments of indebtedness and for working capital. Capital expenditures will be focused on equipment replacements and are not expected to be significant. Management believes that the Company’s future cash flows from operations, its current cash reserves and availability of funds under its revolving credit line will be sufficient to satisfy its current and future debt service and working capital requirements through at least March 31, 2004. However, there is no assurance that management’s assumptions will correspond to actual events.

     The Company is also exploring strategic opportunities for the Company. The Company has retained an investment-banking firm to assist the Company in evaluating a variety of transactional and financing alternatives. However, since this process is still on-going, no assurances can be given that any proposed plans or actions can be effectively executed.

Cash Flow Statement Analysis

     Summarized Statements of Cash Flow

	FOR THE YEARS ENDED DECEMBER 31,

	2002	2001	2000

Net cash (used in) provided by:
Operating activities	$1,540,500	$1,646,700	$2,283,100
Investing activities	(1,637,100)	(1,812,100)	(5,351,300)
Financing activities	(511,800)	(794,100)	(5,568,300)
Discontinued operations	(15,000)	(640,400)	(460,000)

	$(623,400)	$(1,599,900)	$(9,096,500)

     Cash provided by continuing operations was $1,540,500, $ 1,646,700, and $ 2,283,100 for 2002, 2001 and 2000, respectively. The reduction in each year is due primarily to net losses from continuing operations incurred in 2001 and 2002, offset by the add-back of non-cash depreciation and amortization and other items, the timing of collections of accounts receivable and payment of accounts payable and accrued liabilities and the timing of deferred revenues and deferred charges associated with programs occurring in the following year.

     Cash used in investing activities was $1,637,100, $ 1,812,100, and $5,351,300, in 2002, 2001 and 2000, respectively. In all years, cash was used to fund additional earn-out payments for acquisitions made in prior years. In 2001, initial cash payments were also made to acquire Moore ($1,100,000) and Alliance ($100,000) and in 2000, initial cash payments were also made to acquire Romeo ($3,475,000) and EJD ($540,000). Capital expenditures were $51,600, $376,200 and $836,900 in 2002, 2001 and 2000, respectively. Capital expenditures were higher in 2000, corresponding to the Company’s expansion during that period. Capital expenditures in 2001 and 2002 represent primarily replacements of computer equipment.

     Cash used in financing activities was $511,800, $794,100, and $5,568,300 for 2002, 2001, and 2000, respectively, resulting primarily from the payment of bank and acquisition debt and from the 2001 and 2000 purchases of treasury shares pursuant to the Company’s stock repurchase program.

Commitments

     Future minimum annual commitments under bank and other debt agreements and non-cancelable operating leases as of December 31, 2002, are as follows:

	2003	2004	2005	2006	2007	Total

Bank and other debt	$1,617,200	$3,169,900	$225,100	$121,100	$46,200	$5,179,500
Operating Leases	669,400	545,500	266,700	169,600	—	1,651,200

Total	$2,286,600	$3,715,400	$491,800	$290,700	$46,200	$6,830,700

     Capital expenditures will be focused on equipment replacements and are not expected to be significant.

Forward Looking Statements

     The foregoing discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include management beliefs regarding the future operations of the Company and the plans and objectives of management for future growth or sale of the Company. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future political, economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives of the Company will be achieved.

Other Recently Issued Accounting Standards.

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The adoption of SFAS 144 in fiscal 2002 did not have a material impact on the financial position or results of operations of the Company. See note “for discussion of sale of Dallas land and building.

     In April 2002, the FASB issued Statement No. 145 (SFAS No. 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” effective on or after May 15, 2002. This Statement rescinds SFAS No. 4 and an amendment of that Statement, and SFAS No. 64. This Statement also rescinds SFAS No. 44. This Statement amends SFAS No. 13, to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on the Company’s financial position or results of operations.

     In June 2001, the FASB issued Statement No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial position or results of operations.

     In June 2002, FASB issued Statement No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities,” effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). “ The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial position or results of operations.

     In December 2002, FASB issued Statement No. 148 (SFAS No. 148), “Accounting for Stock Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The adoption of SFAS No. 148 did not have a material effect on the Company’s financial position or results of operations.

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which disclosures are effective for financial statements issued after December 15, 2002. The Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. The adoption of the measurement requirements of FIN 45 will not have a material impact on the Company’s financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Impact of Interest Rate Changes

     The Company’s market risk relates to interest rate exposure on short-term borrowings. The Company does not use financial instruments for trading or other speculative purposes. Borrowings on the Company’s bank credit facility are at variable interest rates. All other borrowings are at fixed rates. At December 31, 2002, the Company had $2,340,600 outstanding under a revolving credit facility at an interest rate of 4.51% percent. Management believes that a hypothetical adverse movement in the interest rates of ten percent of such recent rates would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements required by this item are filed herewith:

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of TBA Entertainment Corporation:

We have audited the accompanying consolidated balance sheet of TBA Entertainment Corporation (a Delaware corporation) and subsidiaries as of December 31, 2002 and the related consolidated statements of operation, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of TBA Entertainment Corporation and subsidiaries as of December 31, 2001 and for each of the two years then ended (before revision) were audited by other auditors, who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated April 16, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TBA Entertainment Corporation and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the financial statements of TBA Entertainment Corporation and subsidiaries as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other auditors, who have ceased operations. As described in Note 4, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 4 with respect to 2001 and 2000 included (i) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosure and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

The quarterly financial data in Note 13 contain information that we did not audit, and, accordingly, we do not express an opinion on that data. We did not review the quarterly data for the three month period ended March 31, 2002 in accordance with standards established by the American Institute of Certified Public Accountants because we were not engaged to do so.

BDO SEIDMAN, LLP

Los Angeles, California
February 21, 2003, except for Notes 1 and 5, which are as of April 10, 2003.

This report is a conformed copy of the report previously issued by Arthur Anderson LLP and has not been reissued.

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

ARTHUR ANDERSEN LLP

Los Angeles, California
April 16, 2002

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2002 AND 2001

	2002	2001

Current assets:
Cash and cash equivalents	$1,527,800	$2,151,200
Accounts receivable, net of allowance for doubtful accounts of $378,900 and $398,400, respectively	1,993,800	1,574,300
Asset held for sale, net	548,700	—
Deferred charges and other current assets	1,105,800	2,709,500

Total current assets	5,176,100	6,435,000
Property and equipment, net	653,600	2,006,100
Other assets, net:
Goodwill	21,706,100	25,668,700
Other	603,100	249,900
Net long-term assets of discontinued operations	—	48,000

Total assets	$28,138,900	$34,407,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,620,700	$3,905,400
Deferred revenue	3,560,200	3,335,600
Notes payable and current portion of long-term debt	1,617,200	1,830,000
Net short-term liabilities from discontinued operations	211,800	276,200

Total current liabilities	9,009,900	9,347,200
Long-term debt, net of current portion	3,562,300	7,340,600

Total liabilities	12,572,200	16,687,800

Commitments and contingencies (Note 10) Stockholders’ equity:
Preferred stock, $.001 par value, authorized 1,000,000 shares, 2,000 shares of Series A convertible preferred stock outstanding, liquidation preference $100	100	100
Common stock, $.001 par value, authorized 20,000,000 shares, 8,857,200
shares issued, 7,368,100 and 7,362,400 shares outstanding, respectively	8,900	8,900
Additional paid-in capital	30,577,200	30,589,300
Retained deficit	(8,961,900)	(6,797,900)
Less treasury stock, at cost, 1,489,200 and 1,494,800 shares, respectively	(6,057,600)	(6,080,500)

Total stockholders’ equity	15,566,700	17,719,900

Total liabilities and stockholders’ equity	$28,138,900	$34,407,700

The accompanying notes are an integral part of these consolidated balance sheets.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,

	2002	2001	2000

Revenues	$49,131,800	$60,404,800	$78,540,300
Costs related to revenues	33,010,100	40,999,200	54,971,900

Gross profit margin	16,121,700	19,405,600	23,568,400
Selling, general and administrative expenses	16,491,000	19,764,100	19,471,900
Depreciation and amortization expense	677,600	2,898,100	2,479,800
Other income, net	(478,400)	(335,200)	(272,700)
Interest expense, net	466,900	548,300	164,000

(Loss) income from continuing operations before income taxes and cumulative effect of change in accounting principle	(1,035,400)	(3,469,700)	1,725,400
Benefit (provision) for income taxes	860,000	189,100	(1,531,600)

(Loss) income from continuing operations before cumulative effect of change in accounting principle	(175,400)	(3,280,600)	193,800

Discontinued operations (Notes 2 and 7):
Loss from operations, net of income tax benefit of $321,900 for 2001, and $731,600 for 2000	—	(1,260,000)	(92,500)
Loss on disposition of discontinued operations, net of income tax benefit of $42,100	—	(2,390,800)	—

Loss from discontinued operations	—	(3,650,800)	(92,500)
Cumulative effect of change in accounting principle	(1,988,600)	—	—

Net (loss) income	$(2,164,000)	$(6,931,400)	$101,300

(Loss) earnings per common share — basic:
(Loss) income from continuing operations	$(0.02)	$(0.45)	$0.02
Loss from discontinued operations	—	(0.49)	(0.01)
Cumulative effect of change in accounting principle	(0.27)	—	—

Net (loss) income per common share — basic	$(0.29)	$(0.94)	$0.01

(Loss) earnings per common share — diluted:
(Loss) income from continuing operations	$(0.02)	$(0.45)	$0.02
Loss from discontinued operations	—	(0.49)	(0.01)
Cumulative effect of change in accounting principle	(0.27)	—	—

Net (loss) income per common share — diluted	$(0.29)	$(0.94)	$0.01

The accompanying notes are an integral part of these consolidated statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL	RETAINED	TREASURY STOCK		TOTAL
					PAID-IN	EARNINGS			STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	(DEFICIT)	SHARES	AMOUNT	EQUITY

BALANCES, January 1, 2000	2,600	$100	8,714,300	$8,700	$29,859,900	$32,200	495,500	$(2,062,100)	$27,838,800
Issuance of common stock upon acquisition	—	—	142,400	200	749,800	—	—	—	750,000
Issuance of treasury stock for employee stock purchase plan	—	—	—	—	(9,000)	—	(15,100)	62,400	53,400
Repurchase of common stock	—	—	—	—	—	—	869,100	(3,501,000)	(3,501,000)
Conversion of preferred stock into common stock	(400)	—	400	—	—	—	—	—	—
Net income	—	—	—	—	—	101,300	—	—	101,300

BALANCES, December 31, 2000	2,200	100	8,857,100	8,900	30,600,700	133,500	1,349,500	(5,500,700)	25,242,500
Issuance of treasury stock for employee stock purchase plan	—	—	—	—	(11,400)	—	(10,000)	40,800	29,400
Repurchase of common stock	—	—	—	—	—	—	155,300	(620,600)	(620,600)
Conversion of preferred stock into common stock	(200)	—	100	—	—	—	—	—	—
Net loss	—	—	—	—	—	(6,931,400)	—	—	(6,931,400)

BALANCES, December 31, 2001	2,000	100	8,857,200	8,900	30,589,300	(6,797,900)	1,494,800	(6,080,500)	17,719,900
Issuance of treasury stock for employee stock purchase plan	—	—	—	—	(12,100)	—	(5,600)	22,900	10,800
Net loss	—	—	—	—	—	(2,164,000)	—	—	(2,164,000)

BALANCES, December 31, 2002	2,000	$100	8,857,200	$8,900	$30,577,200	$(8,961,900)	1,489,200	$(6,057,600)	$15,566,700

The accompanying notes are an integral part of these consolidated statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,

	2002	2001	2000

Cash flows from operating activities:
Net (loss) income	$(2,164,000)	$(6,931,400)	$101,300
Adjustments to reconcile net (loss) income to net cash provided by continuing operations:
Cumulative effect of change in accounting principle	1,988,600	—	—
Loss from discontinued operations	—	3,650,800	92,500
Depreciation and amortization	677,600	2,898,100	2,479,800
Loss on disposal of assets	176,200	300	93,400
Bad debt expense	250,000	216,000	154,600
Reversal of interest expense related to reduction of acquisition notes	(591,400)	—	—
Deferred tax provision	—	—	113,900
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(669,500)	2,376,600	(758,900)
Decrease (increase) in deferred charges and other current assets	1,721,500	(242,200)	236,900
(Increase) decrease in other assets	(373,100)	(144,000)	35,900
Increase (decrease) in accounts payable and accrued liabilities	298,900	(1,195,800)	1,913,900
Increase (decrease) in deferred revenue	225,700	1,018,300	(2,180,200)

Net cash provided by continuing operations	1,540,500	1,646,700	2,283,100

Cash flows from investing activities:
Acquisition of and investment in businesses, net of cash acquired	(1,585,500)	(1,435,900)	(4,514,400)
Expenditures for property and equipment	(51,600)	(376,200)	(836,900)

Net cash used in investing activities	(1,637,100)	(1,812,100)	(5,351,300)

Cash flows from financing activities:
Net borrowings on credit lines	612,000	629,500	59,000
Proceeds from long-term debt	1,000,000	1,050,000	—
Repayments of long-term debt	(2,134,600)	(1,882,500)	(2,179,700)
Repurchase of common stock	—	(620,500)	(3,500,600)
Issuance of treasury stock for employee stock purchase plan	10,800	29,400	53,000

Net cash used in financing activities	(511,800)	(794,100)	(5,568,300)

Net cash used in discontinued operations	(15,000)	(640,400)	(460,000)

Net decrease in cash and cash equivalents	(623,400)	(1,599,900)	(9,096,500)
Cash and cash equivalents — beginning of year	2,151,200	3,751,100	12,847,600

Cash and cash equivalents — end of year	$1,527,800	$2,151,200	$3,751,100

Supplemental cash flow information for continuing operations:
Cash paid during the year for interest	$433,200	$693,600	$289,800
Cash paid during the year for income taxes	58,200	344,500	930,000
Cash refunds received during the year for income taxes	2,114,400	—	—
Supplemental non-cash investing and financing activities for continuing operations:
Reversal of goodwill related to reduction of acquisition notes	$3,518,400	$—	$—

The accompanying notes are an integral part of these consolidated statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

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

2.     Basis of Financial Presentation

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

     Discontinued Operations

     During the first quarter of 2001, the Company approved a formal plan to discontinue its merchandising operations in order to better focus on its core business as a strategic communications and entertainment company. The disposition of the merchandising operations represents the disposal of a business segment under Accounting Principles Board (“APB”) Opinion No. 30. Accordingly, this former segment is accounted for as a discontinued operation.

3.     Significant Accounting Policies

     Revenue Recognition

     The Company recognizes revenue when an event occurs. For those projects that provide for multiple events, the contract revenue and costs are apportioned and revenue and profit are recognized as each event occurs. Deferred revenue represents customer deposits on future events. Deferred charges represent Company direct expenditures related to future events.

     Costs Related to Revenue

     Costs related to revenue is comprised of all costs associated with the production of an event, including talent fees, contracted services, equipment rentals, costs associated with the production of audio-visual effects and the cost of internal production labor. Direct out-of-pocket costs are deferred until the event occurs. Internal production labor costs are expensed as incurred.

Cash and Cash Equivalents

     Cash and cash equivalents consist primarily of cash in banks and highly liquid investments purchased with an original maturity of three months or less. Cash and cash equivalents’ carrying amounts approximate fair value. The Company holds its investments in highly qualified financial institutions.

Property and Equipment

     Property and equipment consists of the following as of December 31, 2002 and 2001:

	2002	2001

Land	$—	$388,000
Buildings and leasehold improvements	208,100	485,800
Furniture, fixtures and equipment	2,867,300	3,402,500

	3,075,400	4,276,300
Less — accumulated depreciation and amortization	(2,421,800)	(2,270,200)

Property and equipment, net	$653,600	$2,006,100

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

Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consists of the following at December 31, 2002 and 2001:

	2002	2001

Accounts payable	$1,575,800	$1,672,600
Accrued payroll and related taxes	801,800	1,065,400
Due to sellers of acquired businesses	557,600	585,300
Accrued interest expense	28,700	510,400
Other accrued expenses	656,800	71,700

	$3,620,700	$3,905,400

Accounting for Stock Options

     The Company has adopted the intrinsic value method of accounting for employee stock options as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (SFAS No. 123) and discloses the pro forma effect on net loss and loss per share as if the fair value based method had been applied. For equity instruments, including stock options, issued to non-employees, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

     The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	2002	2001

Net loss: as reported	$(2,164,000)	$(6,931,400)
Add: total stock based employee compensation expense determined under fair value method for all awards	(148,400)	(211,400)

Pro forma net loss	$(2,312,400)	$(7,142,800)

Loss per share — basic and diluted:
As reported	$(0.29)	$(0.94)
Pro forma	$(0.31)	$(0.97)

     As required by SFAS 123, the Company provides the following disclosure of estimated values for these awards. The weighted-average grant-date fair value of options granted during, 2001 and 2000 was estimated to be $1.65 and $2.12, respectively. No options were granted in 2002.

     The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2001 and 2000, respectively; risk free interest rates of 4.64 and 6.19 percent, expected lives of 3 and 5 years; volatility of 47 percent and 45 percent and no assumed dividends.

Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are recognized based on enacted tax laws for any temporary differences between financial reporting and tax bases of assets, liabilities and carry forwards. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized (see Note 9).

Concentration of Risk

     One of the Company’s customers, SAP, accounted for 21% and 11% of revenues in 2001 and 2000, respectively. No customers accounted for more than ten percent of revenues in 2002. The Company did not have any customers who accounted for more than ten percent of accounts receivable at December 31, 2002 and 2001.

Earnings per Common Share

     The following table sets forth the computation of basic and diluted earnings per common share from continuing operations for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Basic Earnings Per Common Share:
Net (loss) income from continuing operations before cumulative effect of change in accounting principle	$(175,400)	$(3,280,600)	$193,800
Weighted average common stock outstanding	7,364,700	7,361,900	8,055,100

Basic earnings per common share from continuing operations before cumulative effect of change in accounting principle	$(0.02)	$(0.45)	$0.02

Diluted Earnings Per Common Share:
Net (loss) income from continuing operations before cumulative effect of change in accounting principle	$(175,400)	$(3,280,600)	$193,800

Weighted average common stock outstanding	7,364,700	7,361,900	8,055,100
Additional common stock resulting from dilutive securities:
Preferred stock	—	—	2,200
Stock options and warrants	—	—	12,700

Weighted average common stock and dilutive securities outstanding	7,364,700	7,361,900	8,070,000

Diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle	$(0.02)	$(0.45)	$0.02

     Options and warrants to purchase 1,354,100, 1,485,800 and 3,064,700 shares of common stock in 2002, 2001 and 2000, respectively, were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.

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

Other Recently Issued Accounting Standards.

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The adoption of SFAS 144 in fiscal 2002 did not have a material impact on the financial position or results of operations of the Company (see Note 11).

     In April 2002, the FASB issued Statement No. 145 (SFAS No. 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” effective on or after May 15, 2002. This Statement rescinds SFAS No. 4 and an amendment of that Statement, and SFAS No. 64. This Statement also rescinds SFAS No. 44. This Statement amends SFAS No. 13, to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on the Company’s financial position or results of operations.

     In June 2001, the FASB issued Statement No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial position or results of operations.

     In June 2002, FASB issued Statement No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities,” effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). “ The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial position or results of operations.

     In December 2002, FASB issued Statement No. 148 (SFAS No. 148), “Accounting for Stock Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The adoption of SFAS No. 148 did not have a material effect on the Company’s financial position or results of operations.

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which disclosures are effective for financial statements issued after December 15, 2002. The Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. The adoption of the measurement requirements of FIN 45 will not have a material impact on the Company’s financial position or results of operations.

4.     Goodwill and Other Intangible Assets — Adoption of SFAS 142

     In July 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The Company adopted SFAS No. 142 beginning with the first quarter of 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. Accordingly, the Company ceased amortization of all goodwill, which is its only intangible asset with an indefinite useful life, on January 1, 2002. The Company has no other identified intangible assets.

     SFAS No. 142 requires that goodwill and other intangibles be tested annually for impairment using a two-step process. The first step is to determine the fair value of the reporting unit and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. If the carrying value exceeds the fair value, a second step is required to determine whether goodwill has been impaired and if so, measure the amount of the impairment. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit’s assets and liabilities under a hypothetical purchase price allocation. At the time of adoption, based on the first step evaluation performed to adopt SFAS No. 142, using a discounted cash flow methodology, the Company did not identify any potential goodwill impairment, except for goodwill associated with its fairs and festivals group. The Company completed the step two process analysis in the third quarter of 2002. Based on the estimated fair market value of the reporting unit, the Company recorded a goodwill impairment loss in the first quarter of 2002 of $1,988,600 associated with the fairs and festivals reporting unit, which has been recorded as a cumulative effect of change in accounting principle in the accompanying Consolidated Statements of Operations. The impairment is the result of the businesses included in the fairs and festivals reporting unit not meeting the earnings expectations set by the Company at the time the businesses were acquired.

     The Company has elected to perform its annual impairment testing in November of each year. Based on the first step evaluation process performed as of November 2002, the Company did not identify any further goodwill impairment.

     The carrying amount of goodwill for the entertainment marketing, artist and fairs and festivals client groups was also reduced in the third quarter of 2002 by $1,100,000, $750,000 and $1,668,400, respectively, to reflect reduction in purchase price associated with certain acquisitions that included previously recorded contingent purchase price consideration (see Note 5). Artist client group goodwill and entertainment marketing client group goodwill were increased in the year ended December 31, 2002 by $1,312,200 and $77,000, respectively, reflecting additional contingent purchase price associated with certain prior year acquisitions (see Note 6).

The following table presents the carrying amount of goodwill by reporting unit as of December 31, 2002 and 2001:

	2002	2001

Corporate Client Group	$10,767,900	$10,767,900
Entertainment Marketing Client Group	1,952,000	2,975,000
Artist Client Group	5,808,600	5,246,400
Fairs and Festivals Client Group	3,177,600	6,679,400

Total Goodwill	$21,706,100	$25,668,700

The following table reflects the Company’s comparative net income (loss) before goodwill amortization under SFAS No. 142 for the years ended December 31, 2001 and 2000:

	2001	2000

Income (loss) from continuing operations:
Reported (loss) income from continuing operations	$(3,280,600)	$193,800
Amortization of goodwill, net of tax	2,551,400	2,151,400

Adjusted (loss) income from continuing operations	$(729,000)	$2,345,200

Net income (loss):
Reported net (loss) income	$(6,931,400)	$101,300
Amortization of goodwill, net of tax	2,551,400	2,151,400

Adjusted net (loss) income	$(4,380,000)	$2,252,700

Basic and diluted earnings per share:
Reported net (loss) income per common share	$(0.94)	$0.01
Amortization of goodwill, net of tax	0.35	0.27

Adjusted net (loss) income per common share	$(0.59)	$0.28

5.     Debt

Long-term debt of the Company consists of the following as of December 31, 2002 and 2001:

	2002	2001

Acquisition notes payable, interest at 8% and 10% due in periodic installments through 2007, $1,531,400 secured by a pledge of the common stock acquired, remaining $913,800 unsecured	$2,445,200	$6,479,500
Note payable to a bank, interest at the bank’s prime rate or the 30, 60, or 90 day LIBOR plus 2.00% (4.51% at December 31, 2002), due in monthly installments of $43,750 through April 2003, repaid in February 2003	393,700	962,500
Revolving credit line, interest at bank’s prime rate or the 30, 60 or 90 day LIBOR plus 2.00% (4.51% at December 31, 2002)	2,340,600	1,728,600

	5,179,500	9,170,600
Less-current portion	(1,617,200)	(1,830,000)

	$3,562,300	$7,340,600

Future annual maturities of long-term debt consist of the following as of December 31, 2002:

YEAR ENDING
DECEMBER 31,

2003	$1,617,200
2004	3,169,900
2005	225,100
2006	121,100
2007	46,200

$5,179,500

Bank Credit Facilities

     Through October 2001, three of the Company’s subsidiaries had entered into revolving credit facilities with different banks. Two lines provided for maximum borrowings of $500,000 each, while the third provided for maximum borrowings of $75,000. Borrowings on each credit facility accrued interest at the respective bank’s prime rate, prime + .75%, or prime + 1% and were all secured by the business assets of the respective subsidiary. Each of the credit facilities was repaid in October 2001, with proceeds from a new bank credit facility.

     In October 2001, the Company entered into a bank credit facility, which provided for maximum borrowings of up to $4,050,000. The credit facility was comprised of: (a) a $1,050,000 term loan, repayable in monthly principal installments of $43,750 commencing November 1, 2001, with an original maturity date of September 30, 2003; and (b) a revolving credit line of up to $3,000,000, with an original maturity date of June 30, 2003. The credit facility was initially secured by all accounts receivable (see below) and bears interest, payable monthly, at the Company’s choice of an interest rate based upon LIBOR or the bank’s prime rate, plus an incremental percentage margin, as defined in the loan agreement. Upon the October 2001 closing of the facility, the Company borrowed $2,778,600 ($1,050,000 under the term loan and $1,728,600 under the revolving credit line). The term loan proceeds were used to refinance the remaining principal obligations on the Company’s note payable to a bank and mortgage payable to a bank, which were outstanding in October 2001. Of the revolving credit line proceeds, $963,000 was used to repay all principal and interest due under the Company’s three revolving lines of credit, with the remaining $765,600 retained as working capital. In January 2002, the Company borrowed the remaining $1,271,400 balance of the revolving credit line. At December 31, 2002, $2,340,600 of the revolving line of credit was outstanding, of which $92,500 was classified under notes payable and current portion of long-term debt.

     The Company was not in compliance with certain required financial ratios, specifically a debt/EBITDA ratio, a fixed charge ratio and a minimum net worth ratio, as of December 31, 2001. Pursuant to an April 2002 restructuring agreement with the bank, the Company was granted a temporary waiver of the financial covenant events of default provisions under the original loan agreement and the bank’s forbearance from exercising its available remedies, which extended through January 2, 2003. In addition, new financial covenants were established and the Company granted the bank additional security for the entire restructured bank credit facility in the form of a pledge of the shares of certain of the Company’s subsidiaries and a first lien deed of trust on the Company’s land and building located in Dallas, Texas, which was sold in February 2003 with the bank’s consent (see Note 11). The maturity date for both the term loan and revolving credit line was extended to April 30, 2003.

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

     In order to provide the Affiliate Loan, Heritage obtained a $500,000 loan from an independent third party finance company (“Pass-Through Loan”). The Pass-Through Loan was secured by 950,336 shares of common stock held by the Chief Executive Officer (772,876 shares) and President (177,460 shares) of the Company and a personal guaranty of the President of the Company. The Pass-Through Loan was repaid concurrently with the repayment of the Affiliate Loan. As a condition to obtaining the Pass-Through Loan, Heritage paid a fee of $5,000 and interest accrued at 12% per annum. These costs were passed-through to the Company as part of the Affiliate Loan.

Although the Company has maintained its sales improvement efforts, the Company was in technical noncompliance with the revised financial covenants under the restructured bank credit facility as of December 31, 2002. In February 2003, the bank required the Company to use the proceeds from the sale of its Dallas facility (see Note 11), to repay the outstanding balance of the term loan ($393,700) and a portion of the revolving credit line ($92,500). After this repayment, there was $2,248,000 outstanding under the revolving credit line. In April 2003, the Company and the bank negotiated a further restructuring of the bank credit facility (“2003 Restructuring”). Pursuant to the 2003 Restructuring, the Company was granted a new waiver of the financial covenant events of default and the bank’s continued forebearance from exercising its available remedies, which now extends through January 1, 2004. In addition, the Company was granted the right to re-borrow up to $750,000 under the revolving credit line through May 31, 2003, for the purpose of making scheduled principal and interest payments and additional earn-out payments under the acquisition notes as well as for working capital purposes. Subsequent to May 31, 2003, the then outstanding balance of the revolving credit line will be converted to a term loan (“2003 Term Loan”) and the Company will be required to make seven equal monthly principal payments from June 30, 2003 through December 31, 2003. The total amount to be repaid will equal the greater of the amount re-borrowed through May 31, 2003 or that amount which will cause the Company to be in compliance with the financial covenants contained in the October 2001 credit agreement. Interest will continue to be paid monthly. All remaining amounts outstanding under the 2003 Term Loan will be due April 30, 2004. The 2003 Restructuring provided for new financial covenants and reporting requirements and included provisions for an accelerated maturity date upon the occurrence of certain events including, among other things, an Event of Default (as defined) or the sale or change of control of a material amount of the Company’s assets. In consideration for entering into the 2003 Restructuring and for providing the first $500,000 of re-borrowings, the Company will pay the bank a fee of $40,000, payable $20,000 in August and October of 2003, and issued 177,645 warrants to purchase shares of common stock of the Company at an exercise price of $0.75 per share. If the 2003 Term Loan is repaid on or before December 31, 2003 and there has been no sale of the Company within the six month period prior to repayment, the bank will return to the Company the lessor of (i) the unexercised warrants on such date and (ii) 88,822 warrants. If the Company re-borrows the remaining $250,000 available through May 31, 2003, the Company will issue additional warrants to the bank to purchase common stock of the Company at the rate of one warrant for every two dollars borrowed and at an exercise price of $0.01 per share.

Acquisition Notes

     In order to better manage the Company’s current cash position, the Company also restructured the payment terms of certain of the Company’s acquisition notes payable, totaling $1,378,400. The restructured notes provide for interest only payments through December 2002 and monthly principal and interest payments beginning January 2003 and continuing through August 2004. The interest rate on certain of these acquisition notes was increased from 8% to 10%.

     During the years 1999-2001, the Company acquired four companies pursuant to agreements whereby the sellers of those businesses would receive payments under promissory notes that were subject to principal reduction should the post-acquisition annual earnings of the acquired businesses be less than designated earnings targets set forth in the notes (see Note 6). At the time of the acquisitions, the Company recorded the promissory notes, totaling $4,225,000, as a liability and corresponding increase in purchase price, as it believed that payment of the promissory notes was probable beyond a reasonable doubt. In addition, the Company accrued interest expense on the promissory notes at 8%, calculated from the respective acquisition dates. From the date of acquisition, scheduled principle payments on certain of the promissory notes have been reduced to reflect post-acquisition earn-out adjustments. As a result, payment of the entire principal balance of these promissory notes is no longer considered probable, although it is anticipated that some portion of the principal amount of the notes will, in fact, be paid. Pursuant to SFAS

No. 141, “Business Combinations,” contingent consideration should not be recorded as a liability unless payment of the contingent consideration is determinable beyond a reasonable doubt. Accordingly, in September 2002, the Company reduced its recorded debt and corresponding purchase price (see Note 4) by $3,518,400, representing the remaining principal amount outstanding on the promissory notes issued in connection with these four acquisitions. In addition, the Company reversed $591,400 of accrued interest payable on these promissory notes, which amounts are reflected first as a reduction of the related Interest Expense recorded in 2002 and then as Other Income in the accompanying Consolidated Statements of Operations. Any future payments of principal and interest under these promissory notes, as a result of those businesses achieving their respective target earnings, will be recorded as additional purchase price at the time the payment is determined.

6.     Acquisitions

     The Company did not make any new acquisitions in 2002. During 2001 and 2000, the Company completed the following acquisitions:

		CASH
COMPANY	DATE ACQUIRED	CONSIDERATION

2001 Acquisitions:
Moore Entertainment, Inc.	February 2001	$1,100,000
Alliance Artists, Ltd.	July 2001	400,000
2000 Acquisitions:
Romeo Entertainment Group, Inc. (“Romeo”)	January 2000	3,475,000
EJD Concert Services, Inc.	March 2000	540,000

     The two companies acquired in 2001, along with Romeo and three other companies acquired in years prior to 2000, provide for additional sales price consideration based on the earnings of those businesses during each respective earn-out period. The following table lists, for each acquired company, the date of acquisition, the applicable earn-out period, the maximum additional sales price consideration available and the total additional sales price consideration, excluding any related interest expense, recorded as of December 31, 2002:

			Additional Sales
			Price Consideration

				Earned as of
Company	Date of Acquisition	Earn-out Period	Maximum	December 31, 2002
Alliance Artists, Ltd. (“Alliance”)	July 2001	August 2001 — July 2006	$400,000	$—
Moore Entertainment, Inc. (“Moore”)	February 2001	January 2003 — December 2006	550,000	—
Romeo Entertainment Group, Inc.	January 2000	January 2000 — December 2003	2,025,000	481,900
Mike Atkins Management Company (“Atkins”)	December 1999	December 1999 — November 2003	700,000	525,000
TKS Marketing, Inc. (“TKS”)	December 1998	December 1998 — November 2003	625,000	610,900
Titley Spalding & Associates, LLC (“TS”)	June 1998	July 1998 — June 2003	5,755,000	2,899,400

     The maximum additional sales price consideration for the Moore, Alliance, Romeo and Atkins acquisitions is in the form of promissory notes, each requiring annual payments of principal over the term of the earn-out period, plus 8% interest from the date of acquisition until paid (see Note 5). The amount of the annual principal payment is subject to reduction based on the earnings of those businesses during each respective earn-out period. These reductions in principal payments can be recovered over the remaining term of the earn-out period if the operations of these businesses achieve specified levels. For each company, the applicable principal payment is calculated at the end of each calendar year in the earn-out period, with payment to be made in the following year.

     For TS and TKS, subsequent to 1998, the additional purchase price was to be paid 60% in cash and 40% in notes payable in semi-annual installments (April and October) with 8% interest over a 5-year period. Pursuant to the terms of the TS and TKS notes payable, totaling approximately $766,800 as of December 31, 2002, the Company is required to secure these notes payable with a certificate of deposit, letter of credit or such other mutually agreed upon form of cash equivalent. In July 2002, the Company entered into an agreement with the sellers of the TS and TKS businesses, whereby, in recognition that the Company has not satisfied the cash collateral requirement, the additional sales price consideration payable for 2002 and 2003 will be paid 100% in cash to the sellers on a quarterly basis. From July to December of 2002, the Company paid the sellers additional sales price consideration of $1,000,200 under the revised agreement. In February and March 2003, additional payments of $184,400, were paid under the revised agreement.

     As of December 31, 2002 and 2001, the accrued and unpaid cash portion of the additional sales price consideration payable to the sellers of all these businesses totaled $484,700 and $795,900 respectively, and is included in Accounts Payable and Accrued Liabilities and in Notes Payable and current portion of Long-term Debt on the accompanying Consolidated Balance Sheets.

     At the January 2001 acquisition date of Moore, the maximum additional sales price consideration was $1,100,000 and the earn-out period commenced January 2001 and extended through December 2004. In 2002, the maximum additional sales price consideration was reduced to $550,000 and the earn-out was amended to commence January 2003 and extend through December 2006.

     The accounting for the above-mentioned acquisitions is in accordance with the purchase method of accounting. The operations of the acquired businesses are included in the accompanying consolidated statements of operations from their respective acquisition dates. The purchase price, including the additional sales price consideration, for each acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the respective acquisition date. Substantially the entire purchase price has been allocated to goodwill, as the net tangible assets of the companies acquired were not significant at the date of the acquisition (see Note 4).

7.     Dispositions

     During the first quarter of 2001, the Company approved a formal plan to sell its merchandising operations in order to better focus on its core business as a strategic communications and entertainment company. The disposition of the merchandising operations represents the disposal of a business segment under Accounting Principles Board (“APB”) Opinion No. 30. Accordingly, this segment is accounted for as a discontinued operation and amounts in the financial statements and related notes for all periods shown have been reclassified to reflect discontinued operations accounting. There were no discontinued operations for 2002.

     The following is a summary of the operating results of the discontinued merchandising operations:

	DECEMBER 31,

	2001	2000

Revenues	$3,924,600	$10,491,600
Net loss from discontinued operations before income taxes	(4,014,700)	(824,100)
Income tax benefit	410,000	731,600

Net loss from discontinued operations	$(3,604,700)	$(92,500)

     The following is a summary of the components of assets and liabilities of the discontinued merchandising operations:

	DECEMBER 31,

	2002	2001

Current assets:
Cash and cash equivalents	$147,200	$37,100
Accounts receivable	—	85,500
Inventories	—	7,500
Other current assets	—	55,200
Current liabilities:
Accounts payable and accrued liabilities	(359,000)	(461,500)

Net current liabilities	$(211,800)	$(276,200)

Long-term assets:
Property and equipment, net	$—	$48,000

Net long-term assets	$—	$48,000

8.     Stockholders’ Equity

Preferred Stock

     The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock. The Company has designated 557,100 shares of the authorized preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”), of which 334,300 shares were previously issued and are non-voting. The shares are convertible into common stock on a one-for-one basis. In 2001 and 2000, 100 and 400 shares, respectively, of Series A Preferred Stock were converted into shares of common stock. As of December 31, 2002, 2,000 shares of Series A Preferred Stock remain outstanding. Series A Preferred Stock has a liquidation preference of $0.03 per share and has no preference in payment of dividends.

Common Stock Repurchase Program

     In August 1998, the board of directors authorized the repurchase, at management’s discretion, of up to 1,000,000 shares of the Company’s common stock until August 1999, which was later extended to December 31, 1999. In 2000, the board of directors increased the number of shares authorized to be purchased to 2,000,000 and extended the stock repurchase program until December 31, 2000. As of December 31, 2001, the Company had repurchased 1,729,900 shares of common stock pursuant to the stock repurchase program for a total consideration of $7,145,700. No common stock repurchases were made in 2002. The Company’s repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders’ equity.

Stock Options

     In 1995 and 1996, the Company granted 80,000 non-qualified options to key employees and directors of which 40,000 remain outstanding as of December 31, 2002. In 1997, 1998, and 2000 the Company established three stock option plans that provide for the granting of either incentive stock options or non-qualified stock options to key employees, officers and directors of the Company. Under the three plans, the Company may grant a total of 1,400,000 stock options at prices not less than the fair market value on the date of grant, with expiration dates not exceeding ten years. As of December 31, 2002, the Company has 1,314,100 outstanding incentive stock options pursuant to the three plans.

     Information relating to stock options is as follows:

	SHARES UNDER	WEIGHTED-AVERAGE
	OPTIONS	EXERCISE PRICE

Options outstanding at December 31, 1999	805,800	4.22
Cancelled	(60,000)	4.61
Granted	610,000	4.38

Options outstanding at December 31, 2000	1,355,800	4.28
Cancelled	(75,000)	4.44
Granted	93,300	3.57

Options outstanding at December 31, 2001	1,374,100	4.14
Cancelled	(20,000)	3.85

Options outstanding at December 31, 2002	1,354,100	4.20

Options exercisable at December 31, 2002	1,197,800	3.71

Options exercisable at December 31, 2001	1,106,200	4.16

Options exercisable at December 31, 2000	996,600	4.24

     As of December 31, 2002, the exercise price of options outstanding ranged from $2.50 to $5.50 and the weighted average remaining contractual life of the options was 4.3 years.

9.     Income Taxes

     The (benefit) provision for income taxes consists of the following:

	FOR THE YEARS ENDED DECEMBER 31,

	2002	2001	2000

Current
Federal	$(875,800)	$(886,800)	$583,200
State	15,800	(156,500)	102,900
Deferred
Federal	—	416,800	96,800
State	—	73,500	17,100

Total	$(860,000)	$(553,000)	$800,000

     A reconciliation of the difference between the statutory federal tax rate and the Company’s effective tax rate is as follows:

	FOR THE YEARS ENDED DECEMBER 31,

	2002	2001	2000

Income taxes at statutory federal rate	$(1,028,000)	$(2,544,700)	$306,400
State income tax, net of federal tax benefit	(192,000)	(449,000)	52,600
Non-deductible goodwill amortization	802,600	511,900	429,800
Change in valuation allowance	(421,000)	1,881,400	—
Other	(21,600)	47,400	11,200

Income tax provision	$(860,000)	$(553,000)	$800,000

     The Company has federal and state operating loss carryforwards of approximately $1,828,000 and $7,177,000, respectively. These net operating losses expire from 2004 to 2022.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$1,042,000	$1,413,200
Accrued payroll related costs	182,600	194,400
Accelerated depreciation for tax	(6,100)	115,400
Other	181,200	198,400

	1,399,700	1,921,400
Deferred tax liabilities:
Accrued professional fees	100,700	—

Net deferred tax asset	1,500,400	1,921,400
Valuation allowance	(1,500,400)	(1,921,400)

	$—	$—

10.     Commitments and Contingencies

Operating Leases

     The Company leases office space under non-cancelable operating lease agreements expiring in various years through 2006.

     Commitments for operating leases:

2003	$669,400
2004	545,500
2005	266,700
2006	169,600

$1,651,200

     The Company incurred rent expense of approximately $1,365,800, $1,079,500 and $956,800 and for the years ended December 31, 2002, 2001 and 2000, respectively.

Contingencies

     The Company, from time to time, is a party to legal proceedings incidental to its business. Management believes that there are no proceedings, including the following two proceedings, that could have a material adverse effect on its financial position or results of operations pending at this time.

     In November 2001, a Complaint was filed in the Marion County Superior Court in the State of Indiana against TBA alleging breach of contract arising with respect to the tax indemnification provisions contained in the Stock Purchase Agreement related to the purchase by TBA of a merchandising company, now classified as discontinued operations. The issue is the amount, if any, that is due pursuant to the indemnification provision. In January 2003, TBA and the plaintiff agreed to arbitrate this dispute, which arbitration is tentatively scheduled for May 2003. Management does not believe that the outcome of this dispute will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

     In January 2003, a Petition was filed in the Civil Court of New York against TBA alleging breach of contract arising from a real estate lease for office space in New York City. In 2002, TBA terminated its operations in New York and ceased paying rent in July 2002. TBA continued to try to sublease this office space throughout the remainder of 2002. The Petition seeks unpaid rent through the date of the filing, in the amount of approximately $140,000. The Company is in negotiations with the plaintiff in an effort to negotiate a buy-out of the remaining lease obligation. Management believes that it has adequately reserved for this obligation as of December 31, 2002.

11.     Asset Held for Sale

     In the third quarter of 2002, the Company decided to close its Dallas office and to sell the land and building in which the Dallas office operated. The land and building sold in February 2003 with the bank’s consent and the net proceeds totaling $503,300 were used to repay the outstanding term loan from the bank and a portion of the revolving credit line (see Note 5).

12. Business Segment and Geographic Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company classifies its continuing operations according to four major client segments within the entertainment services industry: corporate clients, entertainment marketing clients, artist clients and fairs & festivals clients. For corporate clients, the Company creates innovative business communications programs delivered via a broad range of business communications, meeting production, entertainment and event production services. For entertainment marketing clients, the Company develops and executes integrated entertainment marketing and special event initiatives including music tours, television broadcasts and syndicated radio specials. For artist clients, the Company manages the negotiation of recording, touring, merchandising and performance contracts, and the development of long-term career strategies for music industry artists. For fairs and festivals clients, the Company develops content and entertainment programs for its nationwide network of fairs and festivals. Substantially all revenues and long-lived assets of the Company for 2002, 2001, and 2000 were derived from United States based companies.

The Company does not internally report separate identifiable assets by client group. The Company evaluates performance of each segment based on several factors, of which the primary financial measure is EBITDA, including other income. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Unaudited summarized financial information concerning the Company’s reportable segments (and excluding discontinued operations discussed in Note 7) is shown in the following table for 2002, 2001, and 2000.

		ENTERTAINMENT		FAIRS &
	CORPORATE	MARKETING	ARTIST	FESTIVALS
	CLIENTS	CLIENTS	CLIENTS	CLIENTS	CORPORATE	TOTAL

2002:
Revenues	$29,967	$4,116	$4,673	$10,376	$—	$49,132

EBITDA, including equity in earnings of joint ventures	$361	$(554)	$1,546	$684	$(2,293)	$(256)
Reversal of accrued interest included in other income	—	—	—	—	365	365
Net depreciation and amortization	(442)	(49)	(46)	(20)	(120)	(677)
Net interest income (expense)	3	3	—	1	(474)	(467)

Income (loss) from continuing operations before income taxes and before cumulative effect of change in accounting principle	$(78)	$(600)	$1,500	$665	$(2,522)	$(1,035)

2001:
Revenues	$42,194	$4,871	$3,660	$9,680	$—	$60,405

EBITDA, including equity in earnings of joint ventures	$2,893	$(564)	$693	$466	$(3,512)	$(24)
Depreciation and amortization	(1,137)	(357)	(642)	(422)	(340)	(2,898)
Net interest income (expense)	5	24	(4)	(18)	(555)	(548)

Income (loss) from continuing operations before income taxes	$1,761	$(897)	$47	$26	$(4,407)	$(3,470)

2000:
Revenues	$55,250	$11,393	$3,513	$8,384	$—	$78,540

EBITDA, including equity in earnings of joint ventures	$6,289	$(978)	$1,500	$992	$(3,434)	$4,369
Depreciation and amortization	(1,207)	(153)	(548)	(405)	(167)	(2,480)
Net interest income (expense)	226	164	(16)	(6)	(532)	(164)

Income (loss) from continuing operations before Income taxes	$5,308	$(967)	$936	$581	$(4,133)	$1,725

13. Quarterly Financial Data (unaudited)

Summary data relating to the results of continuing operations for each quarter of the years ended December 31, 2002 and 2001 follows:

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(in thousands - except per share amounts)
December 31, 2002:
Revenues	$7,971	$12,844	$18,923	$9,394	$49,132
Gross profit margin	2,799	4,774	6,019	2,530	16,122
Net (loss) income from continuing operations before cumulative effect of change in accounting principle	(1,333)	243	1,626	(711)	(175)
Earnings from continuing operations before cumulative effect of change in accounting principle per share:
Basic	(0.18)	0.03	0.22	(0.10)	(0.02)
Diluted	(0.18)	0.03	0.22	(0.10)	(0.02)
Net (loss) income	(3,321)	243	1,626	(712)	(2,164)
Earnings per share:
Basic	(0.45)	0.03	0.22	(0.10)	(0.29)
Diluted	(0.45)	0.03	0.22	(0.10)	(0.29)
December 31, 2001:
Revenues	$13,900	$22,330	$15,883	$8,292	$60,405
Gross profit margin	4,443	7,632	4,359	2,972	19,406
Net (loss) income from continuing operations	(1,101)	644	71	(2,941)	(3,327)
Earnings from continuing operations per share:
Basic	(0.15)	0.09	0.01	(0.40)	(0.45)
Diluted	(0.15)	0.09	0.01	(0.40)	(0.45)
Net (loss) income	(1,241)	168	(197)	(5,661)	(6,931)
Earnings per share:
Basic	(0.17)	0.02	(0.03)	(0.77)	(0.94)
Diluted	(0.17)	0.02	(0.03)	(0.77)	(0.94)

     Beginning in the first quarter of 2002, the Company ceased amortizing goodwill, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill amortization recognized in the four quarters of 2001 was $489,600, $547,500, $528,800 and $539,800, respectively.

     During the first quarter of 2002, the Company recorded a goodwill impairment loss of $1,988,600 upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”. This loss was recorded as a Cumulative Effect of Change in Accounting Principle.

     During the third quarter of 2002, in accordance with the provisions of SFAS No. 141, “Business Combinations”, the Company reduced its recorded debt and corresponding purchase price (goodwill) by $3,518,400 related to contingent purchase price consideration for certain acquisitions made in prior years. In addition, the Company reversed $591,400 of accrued interest payable previously recorded, with $226,600 reflected as a reduction of Interest Expense recorded in 2002, and the remaining $364,800 reflected in Other Income.

     During the third quarter of 2002, the Company increased its allowance for doubtful accounts by $250,000 to reflect an account receivable from a customer in bankruptcy proceedings.

     During the third quarter of 2002, the Company expensed $280,000 of costs associated with the termination of certain transactional discussions.

     During the fourth quarter of 2002, the Company recorded a $481,600 accrual for termination costs associated with closed offices.

     During the third quarter of 2001, the Company recorded a reversal of approximately $800,000 of certain incentive compensation costs recorded in the first and second quarters of 2001. This was due to expense reductions implemented in the third quarter of 2001 in response to the reduction in revenues resulting from the September 11 terrorist attacks and global economic slowdown.

     During the fourth quarter of 2001, the Company recorded a loss of $2,390,400, net of income tax benefit, to reflect the write-down of its investment in the merchandising operations, which were discontinued in the first quarter of 2001.

     As required by SFAS 123, the Company provides the following disclosure of estimated values for these awards. The weighted-average grant-date fair value of options granted during, 2001 and 2000 was estimated to be $1.66 and $2.12, respectively. No options were granted in 2002.

     The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2001 and 2000, respectively, risk free interest rates of 4.64 and 6.19 percent, expected lives of 3 and 5 years; volatility of 47 percent and 45 percent and no assumed dividends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 6, 2002, the Company dismissed its independent certified public accountants, Arthur Andersen LLP (the “Former Accountants”). The decision to change accountants was recommended and approved by the Company’s Board of Directors.

     During the Company’s two most recent fiscal years and through August 6, 2002, there were no disagreements with the Former Accountants on any matter of accounting principle or practice, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. None of the Former Accountant’s reports on the Company’s financial statements for the Company’s two most recent fiscal years and through August 6, 2002 contained an adverse opinion or disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles.

     On August 16, 2002, the Company engaged BDO Seidman, LLP (“BDO”), as its independent certified public accountants. During the two (2) most recent fiscal years and the period of January 1, 2002 through August 16, 2002, neither the Company (nor anyone on behalf of the Company) consulted BDO regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, or any matter that was the subject of a disagreement or a reportable event; and such matters were not an important factor in reaching a decision to engage BDO as the Company’s independent certified public accountants.

     The Company has not been able to obtain Arthur Andersen’s consent to incorporate by reference the audited financial statements for the fiscal years ended December 31, 2001 and 2000 into the Company’s existing registration statements.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding the directors and executive officers of the Company:

Name	Age	Position	Held Since

Thomas J. Weaver III	45	Chairman of the Board, Chief Executive Officer	1993
Frank Bumstead	61	Director	1993
Charles Flood	58	Director	1995
Joseph C. Galante	53	Director	1998
W. Reid Sanders	53	Director	2000
Frank A. McKinnie Weaver, Sr.	42	Director, Secretary	1993
Kyle Young	47	Director	1996
Greg Janese	44	President	2001
Bryan J. Cusworth	43	Executive Vice President, Chief Financial Officer and Treasurer	1996, 1999

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

     Frank Bumstead has been Chairman of the Board or President and a principal stockholder of Flood, Bumstead, McCready & McCarthy, Inc., a business management firm which represents the financial interests of artists, song writers and producers in the music industry since 1989. From 1993 until 1999, he served as Chairman and Chief Executive Officer, and was a principal stockholder, of FBMS Financial, Inc., a registered investment advisor under the Investment Company Act of 1940. From 1986 to December 1990, Mr. Bumstead was President of Bumstead Co., a financial consulting company. He is also a director of American Retirement Corp. and Syntroleum, Inc.

     Charles Flood has been the Treasurer or Chairman of the Board and a principal stockholder of Flood, Bumstead, McCready & McCarthy, Inc., a business management firm which represents the financial interests of artists, song writers and producers in the music industry since 1989. Prior to that time, Mr. Flood worked at Capitol Records in Nashville as the Director of Artist Relations and later as Director of Talent Acquisition.

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

     Mr. Sanders has served as Executive Vice President of Southeastern Asset Management and President of Longleaf Partners Funds since 1976. Mr. Sanders is a Director of Harbor Global Company, Ltd and a member of the Advisory Board of SSM Venture Partners. Mr. Sanders serves on the Board of Trustees of Rhodes College, the Hugo Dixon Foundation and the Dixon Gallery and Gardens. Mr. Sanders is Chairman of the Regional Selection Committee for the Jefferson Scholarship at the University of Virginia and a member of its National Advisory Board. Mr. Sanders is also a member of the Advisory Board of the University of Tennessee at Memphis and Vice Chairman of the Board of The Hutchinson School.

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

     Greg M. Janese currently serves as President of the Company and served as an Executive Vice President from April 1997 until January 2001. He has led the Company’s Corporate Communications and Entertainment division since April 1997, when the Company acquired Avalon Entertainment Group, Inc. (“AEG”). Mr. Janese has over 20 years of experience in the entertainment industry. From 1993 to 1997, he served as President of AEG. He co-founded The Entertainment Group, a Nashville based concert promotion and production company and the predecessor to AEG, in 1989. In 1987, Mr. Janese founded World Class Productions, a corporate production firm partnered with Barbara Mandrell. Prior to that, Mr. Janese was involved in various capacities with artist promotions, public relations, and booking and producing talent for corporate meeting and special events.

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

     Based on a review of such forms, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with for the year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the total compensation paid or accrued by the Company for the three years ended December 31, 2001 on behalf of each of the named executive officers of the Company.

Summary Compensation Table

				Long Term
		Annual Compensation		Compensation

Name and Principle Position	Year	Salary	Bonus	Options (#)

Thomas J. Weaver, III	2002	$350,000	$-0-	-0-
Chairman of the Board,	2001	350,000	-0-	-0-
Chief Executive Officer	2000	350,000	-0-	175,000
Greg M. Janese	2002	200,000	50,000-	-0-
President	2001	200,000	-0-	-0-
Chief Operating Officer	2000	200,000	50,000	75,000
Bryan J. Cusworth	2002	200,000	-0-	-0-
Executive Vice President	2001	200,000	-0-	-0-
Chief Financial Officer	2000	200,000	-0-	75,000
and Treasurer

     The following table sets forth information with respect to stock options held by the named executive officers of the Company on December 31, 2002. The closing price for the Company’s Common Stock on December 31, 2002 (the last trading day of the year) was $1.36. None of the executive officers exercised any stock options during 2002.

Aggregated Fiscal Year-End Option Values

Number of
Securities
	Underlying	Value of Unexercised
	Unexercised Options	In-the-Money
	at FY-End	Options at FY-End
Name and Principal Position	Exercisable/Unexercisable	Exercisable/Unexercisable

Thomas J. Weaver III Chairman of the Board, Chief Executive Officer	750,000 / -0-	$-0- /$-0-
Greg M. Janese President Chief Operating Officer	50,000 / 25,000	-0- /-0-
Bryan J. Cusworth Executive Vice President, Chief Financial Officer and Treasurer	206,000 / 39,000	-0- /-0-

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

     The Company has entered into an employment agreement with Greg M. Janese, for an original term commencing on April 21, 1997 and continuing through December 31, 2002. The term of the agreement was extended to May 31, 2005 pursuant to a modification agreement entered into with Mr. Janese in May 2002. The agreement provides for an annual base salary of $275,000, with increases at the discretion of the Board of Directors. In addition, Mr. Janese is entitled to participate in applicable incentive plans established by the Company. If the Company terminates the employment of Mr. Janese without cause, or if Mr. Janese terminates his employment for good reason, he will be entitled to the greater of $400,000 or Mr. Janese’s base salary for the remaining term of the agreement, plus incentive compensation for the portion of the year in which he was employed. “Cause” is defined to include failure to perform his duties to the Company, breach of the agreement, fraud, embezzlement, conviction of certain serious crimes, conduct harmful to the Company and failure of Mr. Janese to achieve certain performance objectives. “Good reason” is defined to include a material breach of the agreement by the Company, which remains uncured for 30 days after receipt of written notice of breach. The agreements contain certain covenants by Mr. Janese not to compete with the business of the Company both during the term of employment and for a period of two years following the termination of employment.

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

Compensation Committee Interlocks and Insider Participation

     No person who served as a member of the Company’s Compensation Committee during 2002 (i) was an officer or employee of the Company during such year, (ii) was formerly an officer of the Company or (iii) was a party to any material transaction set forth under “Certain Relationships and Related Transactions.”

     No executive officer of the Company served as a member of the compensation or similar committee or board of directors of any other entity one of whose executive officers served on the Compensation Committee or Board of Directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of April 15, 2003 certain information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, (ii) each of the Company’s directors, (iii) each of the Company’s executive officers and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares of Common Stock beneficially owned. In each case, the number of shares includes the beneficial ownership of Common Stock issuable upon the exercise of options that are exercisable within 60 days. Any shares not outstanding which are subject to such options and beneficially owned by a person in the table below are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by any other person. None of the stockholders listed below beneficially owns any shares of the Company’s Series A Preferred Stock.

     For a summary of Common Stock authorized for issuance under the Company’s equity compensation plans, see “Market for Common Equity and Related Stockholder Matters.”

	Common Stock

	Number of Shares
Name and Address (1)	Beneficially Owned	Percent of Total

Thomas Jackson Weaver III	1,232,839(2)	15.5%
Frank Bumstead	24,958	*
Charles Flood	24,958	*
Joseph C. Galante	30,000(3)	*
W. Reid Sanders	110,000(3)	1.4%
Frank A. McKinnie Weaver, Sr.	54,000	*
Kyle Young		*
Greg M. Janese	227,460(4)	2.9%
Bryan J. Cusworth	206,000(5)	2.6%
Dimensional Fund Advisors, Inc.(6)	583,700	7.3%
Wellington Management Company, LLP(7)	374,300	4.7%
All executive officers and directors a group (nine (9) persons)(2)(3)(4)(5)	1,910,215	24.0%

*	Less than 1%.

(1)	The address for Mr. Thomas J. Weaver III is 402 Heritage Plantation Way, Hickory Valley, Tennessee 38042; the address for Messrs. Bumstead and Flood is 1700 Hayes Street, Suite 304, Nashville, Tennessee 37203; the address for Mr. Galante is 1400 18th Avenue South, Nashville, Tennessee 37212; the address for Mr. Sanders is 5100 Wheelis Drive, Suite 206, Memphis, Tennessee 38117; the address for Mr. Frank A. McKinnie Weaver, Sr. is 402 Heritage Plantation Way, Hickory Valley, Tennessee 38042; the address for Mr. Young is 4 Music Square East, Nashville, Tennessee 37203; the address for Mr. Cusworth is 16501 Ventura Blvd., Suite 601, Encino, California 91436; the address for Mr. Janese is 300 Tenth Avenue South, Nashville, Tennessee 37203; the address for Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401; and the address for Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.

(2)	Includes (a) 300,000 shares issuable to Mr. Weaver upon the exercise of outstanding stock options and (b) 250,000 shares held by the Katherine McKinnie Weaver Trust IV, of which Mr. Weaver is trustee.

(3)	Includes 25,000 shares issuable upon the exercise of outstanding stock options.

(4)	Includes 50,000 shares issuable to Mr. Janese upon the exercise of existing stock options.

(5)	Includes 206,000 shares issuable to Mr. Cusworth upon the exercise of outstanding stock options.

(6)	Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manger to certain other commingled group trusts and separate accounts. (These investment companies, trusts and accounts are the “Funds.”) In its role as investment advisor or manager, Dimensional possessed voting and/or investment power over 583,700 shares of Common Stock as of February 12, 2003. The Funds own all securities reported in this table, and Dimensional disclaims beneficial ownership of such securities.

(7)	Information derived from the Form 13G filed with the Securities and Exchange Commission on February 12, 2003 by Wellington Management Company, LLP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     $500,000 Affiliate Loan

     In connection with the restructuring of the Company’s bank credit facility in April 2002 (See Note 5 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10K), an entity controlled by the Chief Executive Officer of the Company (“Heritage”), loaned the Company $500,000 (“Affiliate Loan”). Conditioned upon the funding of the Affiliate Loan, which occurred on April 15, 2002, the bank agreed to loan the Company an additional $500,000 (“New Bank Loan”). The proceeds from both loans were used to make required payments pursuant to the Company’s acquisition notes payable and for working capital purposes. The New Bank Loan and the Affiliate Loan were repaid in June 2002, upon receipt of the Company’s federal income tax refund.

     In order to provide the Affiliate Loan, Heritage obtained a $500,000 loan from an independent third party finance company (“Pass-Through Loan”). The Pass-Through Loan was secured by 950,336 shares of TBA common stock held by the Chief Executive Officer (772,876 shares) and President (177,460 shares) of the Company and a personal guarantee by the President of the Company. The Pass-Through Loan was repaid concurrently with the repayment of the Affiliate Loan. As a condition to obtaining the Pass-Through Loan, Heritage paid a fee of $5,000 and interest accrued at 12% per annum. These costs were passed-through to the Company as part of the Affiliate Loan.

ITEM 14. CONTROLS AND PROCEDURES

     The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded, based on their evaluation as of a date within 90 days prior to the filing of this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Operating Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation, and there were no corrective actions required with regard to significant deficiencies or material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	(1)	Financial Statements – See page 20 of this Report.
	(2)	Financial Statement Schedules – None.
	(3)	Exhibits.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

2.1(1)	— Purchase Agreement among TBA Entertainment Corporation, TBA Entertainment Holding Corporation, Robert R. Titley and Clarence Spalding dated June 18, 1998.
2.2(2)	— Stock Purchase Agreement among TBA Entertainment Corporation, Karin Glass& Associates, Inc., Ink Up, Inc., KGA, Inc., Karin Glass and Kenneth Glass dated March 18, 1999.
2.3(3)	— Stock Purchase Agreement among TBA Entertainment Corporation , Robert Romeo and Romeo Entertainment Group, Inc. dated November 26,1999
2.4(4)	— Stock Purchase Agreement among TBA Entertainment Corporation, Mike Atkins and Mike Atkins Management, Inc. dated December 6, 1999.
2.5(5)	— Stock Purchase Agreement by and among TBA Entertainment Corporation, Edward James Dougherty, Janet L. Dougherty, John F. Dougherty, John F. Dougherty, Eva Dougherty, The Ed & Jan Dougherty Charitable Remainder Trust and EJD Concert Services, Inc. dated March 31, 2000.
2.6(6)	— Stock Purchase Agreement among TBA Entertainment Corporation, Moore Entertainment, Inc. and Stephen F. Moore dated February 6, 2001.
3.1(7)	— Certificate of Incorporation of the Company.
3.2(8)	— Bylaws of the Company.
4.1(9)	— Specimen Common Stock Certificate.
4.2	— Article IX of the Certificate of Incorporation of the Company (included in Exhibit 3.1).
4.3(10)	— Certificate of Designation of Series A Convertible Preferred Stock of the Company.
10.1(11)	— Employment Agreement dated as of January 1, 1994 between the Company and Thomas Jackson Weaver III.
10.2(12)	— Form of Indemnification Agreement between the Company and each of the directors and executive officers.
10.3(13)	— TBA Entertainment Corporation 1995 Stock Option Plan.
10.4(14)	— Form of Stock Option Agreement for options granted under the 1995 Stock Option Plan.
10.5(15)	— TBA Entertainment Corporation 1997 Stock Option Plan.
10.6(16)	— Form of Stock Option Agreement for options granted under the 1997 Stock Option Plan.
10.7(17)	— Registration Rights Agreement between the Company, Robert E. Geddes, Greg M. Janese, Thomas Miserendino, Brian K. Murphy and Marc W. Oswald.
10.8(18)	— Employment Agreement between Avalon Entertainment Group, Inc. and Greg M. Janese.
10.9(19)	— TBA Entertainment Corporation Employee Stock Purchase Plan
10.10(20)	— Loan and Security Agreement among AmSouth Bank and TBA Entertainment Corporation and its subsidiaries dated October 10, 2001.
21*	— Subsidiaries of the Company.
23*	— Consent of Independent Certified Public Accountants.
99.1*	— Certification of Chief Executive Officer.
99.2*	— Certification of Chief Financial Officer.

*	Filed herewith.

(1)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated on June 18, 1998.

(2)	Incorporated herein by reference to Exhibit 2.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(3)	Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, as amended for the fiscal year ended December 31, 1999.

(4)	Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, as amended for the fiscal year ended December 31, 1999.

(5)	Incorporated herein by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(6)	Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(7)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 8, 1997.

(8)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 8, 1997.

(9)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 8, 1997.

(10)	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 8, 1997.

(11)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 33-69944) dated December 8, 1993.

(12)	Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(13)	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(14)	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(15)	Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(16)	Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(17)	Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(18)	Incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K dated June 20, 1997.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-62284) dated June 5, 2001.

(20)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the quarterly period ended December 31, 2002.

CERTIFICATION

I, Thomas Jackson Weaver III, certify that:

1.	I have reviewed this annual report on Form 10-K of TBA Entertainment Corporation.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 15, 2003	By: /s/ Thomas Jackson Weaver III
Thomas Jackson Weaver III
Chairman of the Board and Chief Executive Officer.

CERTIFICATION

I, Bryan J. Cusworth, certify that:

1.	I have reviewed this annual report on Form 10-K of TBA Entertainment Corporation.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 15, 2003	By: /s/ Bryan J. Cusworth
Bryan J. Cusworth
Executive Vice President, Chief Financial Officer and
Treasurer (Principal Accounting and Financial Officer)

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Hickory Valley, Tennessee, on the 15th day of April 2003.

TBA ENTERTAINMENT CORPORATION

By:	/s/ THOMAS JACKSON WEAVER III

Thomas Jackson Weaver III
Chairman of the Board and
Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant and by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ THOMAS JACKSON WEAVER III	Chairman of the Board,	April 15, 2003
Chief Executive Officer
Thomas Jackson Weaver III	(Principal Executive Officer)

/s/ JOSEPH C. GALANTE	Director	April 15, 2003

Joseph C. Galante

/s/ FRANK BUMSTEAD	Director	April 15, 2003

Frank Bumstead

/s/ CHARLES FLOOD	Director	April 15, 2003

Charles Flood

/s/ W. REID SANDERS	Director	April 15, 2003

W. Reid Sanders

/s/ FRANK A. McKINNIE WEAVER, SR.	Director	April 15, 2003

Frank A. McKinnie Weaver, Sr.

/s/ KYLE YOUNG	Director	April 15, 2003

Kyle Young

/s/ BRYAN J. CUSWORTH	Chief Financial Officer	April 15, 2003
(Principal Accounting and
Bryan J. Cusworth	Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

21	— Subsidiaries of the Company.
23	— Consent of Independent Certified Public Accountants.

99.1	— Certification of Chief Executive Officer.

99.2	— Certification of Chief Financial Officer.