Form 10-Q
period 2003-03-31
TBA ENTERTAINMENT CORP
filed 2003-05-15
CIK 913201

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO               .

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of May 3, 2003, the Registrant had outstanding 7,370,800 shares of Common Stock, par value $.001 per share.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

	PART I - Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
	PART II - Other Information
Item 1.	Legal Proceedings	*
Item 2.	Changes in Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits and Reports on Form 8-K	16
Signatures		17

* No reportable information under this item.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$1,339,700	$1,527,800
Accounts receivable, net of allowance for doubtful accounts of $378,900 for both periods	2,116,600	1,993,800
Asset held for sale	—	548,700
Deferred charges and other current assets	1,722,900	1,105,800

Total current assets	5,179,200	5,176,100
Property and equipment, net	561,800	653,600
Other assets, net:
Goodwill	21,847,000	21,706,100
Other	280,500	272,000

Total assets	$27,868,500	$27,807,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,264,800	$3,289,600
Deferred revenue	4,128,900	3,560,200
Notes payable and current portion of long-term debt	1,253,700	1,617,200
Net short-term liabilities from discontinued operations	211,800	211,800

Total current liabilities	9,859,200	8,678,800
Long-term debt, net of current portion	3,356,900	3,562,300

Total liabilities	13,216,100	12,241,100

Stockholders’ equity:
Preferred stock, $.001 par value, authorized 1,000,000 shares, 2,000 shares of Series A convertible preferred stock outstanding, liquidation preference $100	100	100
Common stock, $.001 par value, authorized 20,000,000 shares, 8,857,200 issued, 7,370,800 and 7,368,100 shares outstanding, respectively	8,900	8,900
Additional paid in capital	30,568,000	30,577,200
Accumulated deficit	(9,878,000)	(8,961,900)
Less treasury stock, at cost, 1,486,400 and 1,489,200 shares, respectively	(6,046,600)	(6,057,600)

Total stockholders’ equity	14,652,400	15,566,700

Total liabilities and stockholders’ equity	$27,868,500	$27,807,800

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Revenues	$8,029,700	$7,970,900
Costs related to revenue	5,405,000	5,172,300

Gross profit margin	2,624,700	2,798,600
Selling, general and administrative expenses	3,328,700	4,320,800
Depreciation and amortization expense	97,400	188,900
Other income	—	(49,700)
Interest expense, net	114,700	151,300

Loss before income taxes and cumulative effect of change in accounting principle	(916,100)	(1,812,700)
Income tax benefit	—	480,000

Loss before cumulative effect of change in accounting principle	(916,100)	(1,332,700)
Cumulative effect of change in accounting principle	—	(1,988,600)

Net loss	$(916,100)	$(3,321,300)

Earnings per common share – basic:
Loss before cumulative effect of change in accounting principle	$(0.12)	$(0.18)
Cumulative effect of change in accounting principle	—	(0.27)

Net loss per common share – basic	$(0.12)	$(0.45)

Earnings per common share – diluted:
Loss before cumulative effect of change in accounting principle	$(0.12)	$(0.18)
Cumulative effect of change in accounting principle	—	(0.27)

Net loss per common share – diluted	$(0.12)	$(0.45)

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(916,100)	$(3,321,300)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	1,988,600
Depreciation and amortization	97,400	188,900
Minority interest in loss of consolidated subsidiary	(17,000)	(27,300)
Changes in assets and liabilities:
Increase in accounts receivable	(122,800)	(817,300)
Increase in deferred charges and other current assets	(579,900)	(398,700)
Increase in other assets	(8,600)	(52,600)
Increase in accounts payable and accrued liabilities	1,000,600	282,900
Increase (decrease) in deferred revenue	568,700	(766,400)

Net cash provided by (used in) operating activities	22,300	(2,923,200)

Cash flows from investing activities:
Additional investment in businesses	(141,000)	—
Expenditures for property and equipment	(5,600)	(2,300)
Sale of Dallas building and land	503,300	—

Net cash provided by (used in) investing activities	356,700	(2,300)

Cash flows from financing activities:
Net (repayments) borrowings on credit lines	(92,500)	1,271,400
Repayments of long-term debt	(474,600)	(175,400)

Net cash (used in) provided by financing activities	(567,100)	1,096,000

Net cash used in discontinued operations	—	(15,000)

Net decrease in cash and cash equivalents	(188,100)	(1,844,500)
Cash and cash equivalents – beginning of period	1,527,800	2,151,200

Cash and cash equivalents – end of period	$1,339,700	$306,700

Cash paid for interest	$61,500	$45,100

Cash paid for income taxes	$10,600	$19,000

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND BASIS OF PRESENTATION:

TBA Entertainment Corporation and subsidiaries (collectively, the “Company”) is a diversified communications and entertainment company that produces a broad range of business communications, meeting productions and entertainment services for corporate meetings, develops and produces integrated music marketing programs, manages music industry artists and develops content and entertainment programs for its nationwide network of fairs and festivals. The Company was incorporated in Tennessee in June 1993 and reincorporated in Delaware in September 1997. The Company primarily operates in the United States of America.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete year-end financial statements. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements and related footnotes included in the Company’s Form 10-K for the year ended December 31, 2002.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2003, and the results of its operations and cash flows for the three-month periods ended March 31, 2003 and 2002, respectively, have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which disclosures are effective for financial statements issued after December 15, 2002. The Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. The adoption of the measurement requirements of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

In December 2002, FASB issued Statement No.148 (SFAS No. 148). “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock – Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the Company’s financial position or results of operations.

Certain prior year balances have been reclassified to conform to the current period presentation.

2.	EARNINGS PER COMMON SHARE

The following table sets forth the unaudited computations of basic and diluted earnings per common share before cumulative effect of change in accounting principle:

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Basic earnings per common share:
Loss before cumulative effect of change in accounting principle	$(916,100)	$(1,332,700)
Weighted average common stock outstanding	7,368,100	7,362,400

Net loss per common share – basic	$(0.12)	$(0.18)

Diluted earnings per common share:
Loss before cumulative effect of change in accounting principle	$(916,100)	$(1,332,700)

Weighted average common stock outstanding	7,368,100	7,362,400
Additional common stock resulting from dilutive securities:
Preferred stock	—	—
Shares issuable for stock options and warrants	—	—

Weighted average common stock and dilutive securities outstanding	7,368,100	7,362,400

Net loss per common share – diluted	$(0.12)	$(0.18)

Options and warrants (only for 2002 period) to purchase 904,100 shares of common stock for the three months ended March 31, 2003 and 1,414,600 shares of common stock for the comparable period in 2002 were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.

3.	DEBT

In October 2001, the Company entered into a bank credit facility, which provided for maximum borrowings of up to $4,050,000, comprised of a $1,050,000 term loan and a revolving credit line of up to $3,000,000. The credit facility was initially secured by all accounts receivable (see below) and bears interest, payable monthly, at the Company’s choice of an interest rate based upon LIBOR or the bank’s prime rate, plus an incremental percentage margin, as defined in the loan agreement.

The Company was not in compliance with certain required financial ratios, specifically a debt/EBITDA ratio, a fixed charge ratio and a minimum net worth ratio, as of December 31, 2001. Pursuant to an April 2002 restructuring agreement with the bank, the Company was granted a temporary waiver of the financial covenant events of default provisions under the original loan agreement and the bank’s forbearance from exercising its available remedies, which extended through January 2, 2003. In addition, new financial covenants were established and the Company granted the bank additional security for the entire restructured bank credit facility in the form of a pledge of the shares of certain of the Company’s subsidiaries and a first lien deed of trust on the Company’s land and building located in Dallas, Texas, which was sold in February 2003 with the bank’s consent (see Note 5). The maturity date for both the term loan and revolving credit line was extended to April 30, 2003.

Although the Company has maintained its sales improvement efforts, the Company was in technical noncompliance with the revised financial covenants under the restructured bank credit facility as of December 31, 2002. In February 2003, the bank required the Company to use the proceeds from the sale of its Dallas facility (see Note 5), to repay the outstanding balance of the term loan ($393,700) and a portion of the revolving credit line ($92,500). After this repayment, $2,248,000 of unpaid principal remained outstanding under the revolving credit line. In April 2003, the Company and the bank negotiated a further restructuring of the bank credit facility (“2003 Restructuring”). Pursuant to the 2003 Restructuring, the Company was granted a new waiver of the financial covenant events of default and the bank’s continued forebearance from exercising its available remedies, which now extends through January 1, 2004. In addition, the Company was granted the right to re-borrow up to $750,000 under the revolving credit line through May 31, 2003, for the purpose of making scheduled principal and interest payments and additional earn-out payments under certain acquisition notes as well as for working capital purposes. Subsequent to May 31, 2003, the then outstanding balance of the revolving credit line will be converted to a term loan (“2003 Term Loan”) and the Company will be required to make seven equal monthly principal payments from June 30, 2003 through December 31, 2003. The total amount to be repaid will equal the greater of the amount re-borrowed through May 31, 2003 or that amount which will cause the Company to be in compliance with the financial covenants contained in the October 2001 credit agreement. Interest will continue to be paid monthly. All remaining amounts outstanding under the 2003 Term Loan will be due April 30, 2004. The 2003 Restructuring provided for new financial covenants and reporting requirements and included provisions for an accelerated maturity date upon the occurrence of certain events including, among other things, an Event of Default (as defined) or the sale or change of control of a material amount of the Company’s assets. In consideration for entering into the 2003 Restructuring and for providing the first $500,000 of re-borrowings, the Company will pay the bank a fee of $40,000, payable $20,000 in each of August and October of 2003, and issued 177,645 warrants to purchase shares of common stock of the Company at an exercise price of $0.75 per share. If the 2003 Term Loan is repaid on or before December 31, 2003 and there has been no sale of the Company within the six month period prior to repayment, the bank will return to the Company the lesser of (i) the unexercised warrants on such date and (ii) 88,822 warrants. If the Company re-borrows the remaining $250,000 available through May 31, 2003, the Company will issue additional warrants to the bank to purchase common stock of the Company at the rate of one warrant for every two dollars borrowed and at an exercise price of $0.01 per share. As of May 15, 2003, the Company had re-borrowed $225,000 pursuant to the 2003 Restructuring.

4.	STOCKHOLDER’S EQUITY

Accounting for Stock Options

The Company has adopted the intrinsic value method of accounting for employee stock options as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (SFAS No. 123) and as amended by SFAS No. 148. It discloses the pro forma effect on loss before cumulative effect of change in accounting principle and loss per share as if the fair value based method had been applied. For equity instruments, including stock options, issued to non-employees, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

The following table illustrates the effect on loss before cumulative effect of change in accounting principle and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Loss before cumulative effect of change in accounting principle: As reported	$(916,100)	$(1,332,700)
Add: Total stock based employee compensation expense determined under fair value method for all awards	(35,900)	(35,900)

Pro forma loss before cumulative effect of change in accounting principle	$(952,000)	$(1,368,600)

Loss per share basic and diluted:
As reported	$(0.12)	$(0.18)
Pro forma	$(0.13)	$(0.19)

5.	ASSET HELD FOR SALE

In the third quarter of 2002, the Company decided to close its Dallas office and to sell the land and building in which the Dallas office operated. The land and building was sold in February 2003 with the bank’s consent and the net proceeds totaling $503,300 were used to repay the outstanding term loan from the bank and a portion of the revolving credit line (see Note 3). The asset was disclosed as being held for sale at December 31, 2002.

6.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company classifies its operations according to four major client groups within the entertainment services industry: corporate clients, entertainment marketing clients, artist clients and fairs & festivals clients. For corporate clients, the Company creates innovative business communications programs delivered via a broad range of business communications, meeting production, entertainment and event production services. For entertainment marketing clients, the Company develops and executes integrated entertainment marketing and special event initiatives including music tours, television broadcasts and syndicated radio specials. For artist clients, the Company manages the negotiation of recording, touring, merchandising and performance contracts, and the development of long-term career strategies for music industry artists. For fairs

& festivals clients, the Company develops content and entertainment programs for its nationwide network of fairs and festivals. Substantially all revenues and long-lived assets of the Company as of and for the three month periods ended March 31, 2003 and 2002, were derived from United States based companies.

The Company does not internally report separate identifiable assets by client group. The Company evaluates performance of each segment based on several factors, of which the primary financial measure is EBITDA, including other income. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Unaudited summarized financial information concerning the Company’s reportable segments is shown in the following table for the three-month periods ended March 31, 2003 and 2002 (in thousands):

		ENTERTAINMENT		FAIRS &
	CORPORATE	MARKETING	ARTIST	FESTIVALS
	CLIENTS	CLIENTS	CLIENTS	CLIENTS	CORPORATE	TOTAL

THREE MONTHS ENDED MARCH 31,
2003:
Revenues	$7,130	$172	$617	$111	$—	$8,030

EBITDA, including other income	$502	$(306)	$(103)	$(340)	$(457)	$(704)
Depreciation and amortization	(37)	(9)	(8)	(5)	(38)	(97)
Net interest income (expense)	1	—	—	—	(116)	(115)

Income (loss) before income taxes	$466	$(315)	$(111)	$(345)	$(611)	$(916)

2002:
Revenues	$6,975	$260	$641	$95	$—	$7,971

EBITDA	$2	$(246)	$(154)	$(354)	$(721)	$(1,473)
Depreciation and amortization	(79)	(14)	(12)	(5)	(79)	(189)
Net interest income (expense)	—	1	—	—	(152)	(151)

Income (loss) before income taxes	$(77)	$(259)	$(166)	$(359)	$(952)	$(1,813)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion and analysis is to explain the major factors and variances between periods of the Company’s financial condition and results of operations. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and notes thereto included in the Company’s 2002 Form 10-K for the fiscal year ended December 31, 2002.

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

The Company has built this comprehensive communications and entertainment business model through a combination of internal growth and strategic acquisitions. Since April 1997, the Company has completed 11 strategic acquisitions and has built a comprehensive network of 9 offices to serve its growing client base. No acquisitions were completed in 2002 or the first quarter of 2003.

GENERAL

In accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company classifies its operations according to four major client groups. See Note 6 to the consolidated financial statements contained in Item 1 of this Form 10-Q for summarized financial information concerning the Company’s reportable segments.

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

Revenue Recognition

The Company currently derives a majority of its revenues (89% and 88% of total revenues for the three months ended March 31, 2003 and 2002, respectively) from the production of innovative business communications programs to help corporate clients reach and engage their target audiences. The Company helps businesses effectively communicate their message via a broad range of business communications, meeting production, and entertainment production services. The Company receives a fee for providing these services, which may include developing creative content, providing comprehensive project management and arranging for live entertainment and related production services. Revenue is recognized when an event occurs. Costs of producing the events are also deferred until the event occurs. At March 31, 2003, deferred revenue was $4,128,900 compared to $3,560,200 at December 31, 2002.

The remainder of the Company’s revenues are generated from its roster of artist clients (8% of total revenues for each of the three months ended March 31, 2003 and 2002), entertainment marketing clients (2% and 3% of total revenues for the three months ended March 31, 2003 and 2002, respectively) and fairs and festivals clients (1% of total revenues for each of the three months ended March 31, 2003 and 2002). Revenues from these three clients groups are subject to seasonal variations, with significantly more revenues generated in the second and third calendar quarters. Commissions received from artists’ earnings are recognized in the period during which the artist earns the revenue. There are generally only minimal direct costs associated with generating revenue from artist clients. Entertainment marketing revenues and cost of revenues are recognized when the services are completed for each program or, for those programs with multiple events, apportioned to each event and recognized as each event occurs. Fairs and festivals also recognize revenue and cost of revenues when the services are completed for each program and when the event has occurred.

Costs Related to Revenue

Costs related to revenue is comprised of all costs associated with the production of an event, including talent fees, contracted services, equipment rentals, costs associated with the production of audio-visual effects and the cost of internal production labor. Direct out-of-pocket costs are deferred until the event occurs. Internal production labor costs are expensed as incurred. At March 31, 2003, deferred costs were $1,265,300 compared to $1,030,700 at December 31, 2002.

Impairment of Intangibles

Intangible assets consist primarily of goodwill arising from business combinations.

Upon the 2002 adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and other Intangible Assets”, the Company tested its goodwill for impairment. Based on the estimated fair market value of its fairs and festivals group, the Company recorded a goodwill impairment loss in the first quarter of 2002 of $1,988,600 associated with the fairs and festivals reporting unit. There was no goodwill impairment loss required to be recorded in the 2003 first quarter. The Company no longer records amortization of goodwill and performs an annual impairment test in the fourth quarter. During the year management will also review each quarter for other factors that may indicate impairment.

RESULTS OF OPERATIONS

FINANCIAL IMPACT OF SEPTEMBER 11 TERRORIST ATTACKS AND GLOBAL ECONOMIC SLOWDOWN

The September 11, 2001 terrorist attacks had a significant negative impact on the nation’s economy and the Company’s corporate clients’ businesses in particular. As a result, the Company experienced significantly reduced revenues in 2001, with particular impact on the third and fourth quarters. The Company also experienced some cancellations of programs that were scheduled to take place in early 2002. The global economic slowdown that began in 2001, and which was exacerbated by the terrorist attacks, continued to impact the Company’s business activity throughout 2002, with particular impact during the first half of 2002.

In response to this reduction in revenues, the Company took aggressive action to implement cost reductions necessary to ensure that its infrastructure is appropriate for expected business volumes. Such reductions initiated during the third quarter of 2001 and continuing throughout 2002 include reductions in headcount (31% since August 31, 2001) and related compensation costs, elimination of unprofitable offices, elimination of certain incentive compensation costs, and a reduction in travel-related and other general and administrative expenses.

Based on the Company’s current sales activity, expense reductions already implemented and absent major additional external disruptions, the Company expects that consolidated revenues in 2003 will remain relatively consistent with 2002 revenues through the first half of 2003, with increasing revenues in the second half of 2003 due to programs the Company has already been awarded. As a result of the expected increase in revenues and impact of reduced operating expenses, management believes that the Company’s full year operating results and cash flow will improve in 2003 over the results achieved in 2002.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenues increased $58,800, or 1%, to $8,029,700 in the 2003 quarter from $7,970,900 in the 2002 quarter. Revenues from the corporate client group increased $155,400, or 2%, to $7,130,400 for the 2003 quarter from $6,975,000 in the 2002 quarter. The number of corporate client events decreased to 53 in the 2003 quarter from 68 in the 2002 quarter, due primarily to the closing of the New York and Dallas offices in late 2002 and the resulting elimination of programs in those offices. However, the average revenue per event increased to $134,500 in the 2003 quarter from $102,600 in the 2002 quarter, primarily due to an increase in the number of larger corporate events produced in the 2003 quarter with new and existing clients. The Company produced 10 corporate client events with revenues in excess of $250,000 in the 2003 quarter compared to 7 such events in the 2002 quarter.

Revenues from artist, entertainment marketing and fairs and festivals clients collectively decreased $96,600, or 10%, to $899,300 in the 2003 quarter from $995,900 in the 2002 quarter. The decrease is primarily the result of lower revenues on one entertainment marketing program and lower artist revenues due to the timing of artist tours. Revenues from these client groups are historically lower in the first quarter.

Cost of revenues increased $232,700, or 4%, to $5,405,000 for the 2003 quarter from $5,172,300 for the 2002 quarter. Cost of revenues, as a percentage of revenues, increased 2% resulting in a decrease in gross profit margin to 33% for the 2003 quarter from 35% for the 2002 quarter. The decrease is primarily due to lower gross margins on revenues from the corporate communications and entertainment marketing client groups. The lower gross profit margins are a result of the more competitive corporate environment brought about by the global economic slowdown.

Selling, general and administrative expenses decreased $992,100, or 23%, to $3,328,700 for the 2003 quarter from $4,320,800 for the 2002 quarter. The decrease results primarily from the full impact in the 2003 quarter of cost savings implemented throughout 2002, including reductions in headcount and related compensation costs, elimination of unprofitable offices, elimination of certain incentive compensation costs and a reduction in travel-related and other general and administrative expenses.

Depreciation and amortization expense decreased $91,500, or 48%, to $97,400 for the 2003 quarter from $188,900 for the 2002 quarter. The decrease results primarily from the elimination of depreciation on certain assets sold in the first quarter of 2003 and certain other assets becoming fully depreciated after the 2002 quarter.

Other income in the 2002 quarter consisted of income from an agreement with Earth Escapes LLC (“EELLC”), which provided for the Company to receive a percentage of gross revenues of EELLC, as defined. In December 2002, the Company sold its interest in EELLC.

Net interest expense decreased $36,600, or 24%, to $114,700 for the 2003 quarter compared to $151,300 for the 2002 quarter. The decrease in primarily attributable to no longer accruing interest expense related to contingent purchase price consideration, totaling $70,900 in the 2002 quarter. Excluding this 2002 impact, net interest expense increased $34,300 primarily due to increased interest expense associated with additional bank debt.

The Company recorded an income tax benefit for the 2002 quarter of $480,000, to reflect an increase in the income tax refund for the 2001 year as a result of filing the Company’s 2001 federal income tax return. As of December 31, 2002, the Company had a net deferred tax asset of $1,500,400 that was fully reserved. Realization of the future tax benefits related to this deferred tax asset is dependent upon many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Until the Company recognizes net income, no further tax benefit will be recognized.

In the 2002 quarter, the Company recognized a goodwill impairment loss of $1,988,600 related to the adoption of SFAS No. 142, “Goodwill and Other Intangibles”. Pursuant to the transitional rules of SFAS No. 142, this loss was recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle. There was no tax effect of this impairment as none of the goodwill impairment loss was deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had cash and cash equivalents of $1,339,700 and a working capital deficit of $4,680,000 which included $1,253,700 of short-term borrowings and the current portion of long-term debt.

Cash Flow Statement Analysis

Summarized Statements of Cash Flows

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Net cash (used in) provided by:
Operating activities	$22,300	$(2,923,200)
Investing activities	356,700	(2,300)
Financing activities	(567,100)	1,096,000
Discontinued operations	—	(15,000)

	$(188,100)	$(1,844,500)

Cash provided by operating activities was $22,300 for the three months of 2003 compared to cash used of $2,923,200 for the three months of 2002. The improvement in cash provided by operating activities between the 2003 and 2002 periods primarily reflects the impact of the lower net loss generated during the 2003 period and the net changes in working capital components in the 2003 period, primarily comprised of the increase in accounts payable and accrued liabilities as the Company works with its vendors to manage its cash flow during the historically slower first quarter. The Company also experienced an increase in deferred revenues during the 2003 period primarily as a result of additional advance deposits on a large fourth quarter program.

Cash provided by investing activities for the first three months of 2003 was $356,700, resulting primarily from cash received from the sale of the Dallas building and land offset by current year earn out payments. Cash used in investing activities for the three months of 2002 was $2,300, for purchases of property and equipment. Capital expenditures are anticipated to remain insignificant and will be primarily for replacement of computer equipment and software.

Cash used in financing activities for the three months of 2003 was $567,100 resulting primarily from net repayments on the credit line and the repayment of long-term debt. Cash provided by financing activities for the first three months of 2002 was $1,096,000, resulting primarily from the draw of $1,271,400 on the Company’s credit line, offset in part by the repayment of long-term debt.

Bank Credit Facility

At March 31, 2003 the Company had $2,248,000 of unpaid principal outstanding under the revolving credit line of its bank credit facility, compared with a $2,340,600 balance under the revolving credit line plus a $393,700 balance under a term loan at December 31, 2002. In February 2003, the Company used the proceeds from the sale of its Dallas, Texas facility to repay the outstanding balance of the term loan and $92,500 of the balance of the revolving credit line. Pursuant to a restructuring of the bank credit facility in April 2003, the Company was granted the right to re-borrow up to $750,000 under the revolving credit line through May 31, 2003, for the purpose of making scheduled principal and interest payments and additional earn out payments under the acquisition notes as well as for working capital purposes. As of May 15, 2003, the Company had re-borrowed $225,000 under the revolving credit line. Subsequent to May 31, 2003, the then outstanding balance of the revolving credit line will be converted to a term loan, and the Company will be required to make seven equal monthly principal payments from June 30, 2003 through December 31, 2003. The total amount to be repaid will equal the greater of the amount re-borrowed through May 31, 2003, or that amount which will cause the Company to be in compliance with the financial covenants contained in the October 2001 credit agreement. Interest will continue to be paid monthly. All remaining amounts outstanding under the term loan will be due April 30, 2004. Please see Note 3 to the Financial Statements for a more detailed discussion of the bank credit facility.

The Company has $4,680,000 of negative working capital at March 31, 2003, and will experience seasonally lower operating results for the first half of 2003. However, the Company has significantly reduced its operating expenses and anticipates increased revenues in the second half of 2003 due to new programs the Company has already been awarded. Accordingly, management believes its operating results and cash flows for 2003 will improve from the levels the Company experienced in 2002. The Company’s liquidity needs for the foreseeable future are primarily for repayments of indebtedness and for working capital. Capital expenditures will be focused on equipment replacements and are not expected to be significant. Management believes that the Company’s future cash flows from operations, its current cash reserves and availability of funds under its revolving credit line will be sufficient to satisfy its current and future debt service and working capital requirements through at least March 31, 2004. However, there is no assurance that management’s assumptions will correspond to actual events.

The Company is also exploring strategic opportunities for the Company. The Company has retained an investment-banking firm to assist the Company in evaluating a variety of transactional and financing alternatives. However, since this process is still on-going, no assurances can be given that any proposed plans or actions can be effectively executed.

Commitments

Future minimum annual commitments under bank and other debt agreements and non-cancelable operating leases as of March 31, 2003 are as follows:

	2003	2004	2005	2006	2007	Total

Bank and other debt	$1,048,300	$3,169,800	$225,100	$121,100	$46,300	$4,610,600
Operating leases	502,000	545,400	266,700	169,600	—	1,483,700

Total	$1,550,300	$3,715,200	$491,800	$290,700	$46,300	$6,094,300

Capital expenditures will be focused on equipment replacements and are not expected to be significant.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which disclosures are effective for financial statements issued after December 15, 2002. The Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. The adoption of the measurement requirements of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

In December 2002, FASB issued Statement No.148 (SFAS No. 148). “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock – Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the Company’s financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Interest Rate Changes

The Company’s market risk relates to interest rate exposure on short-term borrowings. The Company does not use financial instruments for trading or other speculative purposes. Borrowings on the Company’s bank credit facility are at variable interest rates. All other borrowings are at fixed rates. At March 31, 2003, the Company had $2,248,000 outstanding under a revolving credit facility at an interest rate of 4.13% percent. Management believes that a hypothetical adverse movement in the interest rates of ten percent of such recent rates would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II

OTHER INFORMATION

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

99.1	– Certification of Chief Executive Officer

99.2	– Certification of Chief Financial Officer

b)	Reports on Form 8 – K

None for the quarterly period ended March 31, 2003

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the cities of Hickory Valley, Tennessee and Encino, California, on the 15th day of May 2003.

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003	By: /s/ Thomas Jackson Weaver III
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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003	By: /s/ Bryan J. Cusworth
Bryan J. Cusworth
Executive Vice President, Chief Financial Officer and
Treasurer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION

99.1	-	Certification of Chief Executive Officer
99.2	-	Certification of Chief Financial Officer