Form 10-Q
period 2003-06-30
TBA ENTERTAINMENT CORP
filed 2003-08-14
CIK 913201

*
FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 1, 2003, the Registrant had outstanding 7,373,600 shares of Common Stock, par value $.001 per share.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

	PART I — Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15
	PART II — Other Information
Item 1.	Legal Proceedings	*
Item 2.	Changes in Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits and Reports on Form 8-K	16
Signatures		17

*	No reportable information under this item.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$1,489,200	$1,527,800
Accounts receivable, net of allowance for doubtful accounts of $219,000 and $378,900, respectively	2,737,200	1,993,800
Asset held for sale	—	548,700
Deferred charges and other current assets	3,623,800	1,105,800

Total current assets	7,850,200	5,176,100
Property and equipment, net	482,900	653,600
Other assets, net:
Goodwill	22,209,300	21,706,100
Other	235,500	272,000

Total assets	$30,777,900	$27,807,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,916,100	$3,289,600
Deferred revenue	6,480,400	3,560,200
Notes payable and current portion of long-term debt	5,145,500	1,617,200
Net short-term liabilities from discontinued operations	211,800	211,800

Total current liabilities	15,753,800	8,678,800
Long-term debt, net of current portion	463,700	3,562,300

Total liabilities	16,217,500	12,241,100

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,000,000 shares, 2,000 shares of Series A convertible preferred stock issued and outstanding, liquidation preference $100	100	100
Common stock, $.001 par value; authorized 20,000,000 shares; 8,857,200 issued 7,373,600 and 7,368,100 shares outstanding, respectively	8,900	8,900
Additional paid-in capital	30,694,600	30,577,200
Accumulated deficit	(10,108,200)	(8,961,900)
Less treasury stock, at cost, 1,483,600 and 1,489,200 shares, respectively	(6,035,000)	(6,057,600)

Total stockholders’ equity	14,560,400	15,566,700

Total liabilities and stockholders’ equity	$30,777,900	$27,807,800

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

Revenues	$10,341,900	$12,844,100	$18,371,600	$20,814,900
Costs related to revenue	7,167,000	8,070,400	12,572,000	13,242,700

Gross profit	3,174,900	4,773,700	5,799,600	7,572,200
Selling, general and administrative expenses	3,231,400	4,058,800	6,560,100	8,329,900
Depreciation expense	93,400	174,300	190,800	363,200
Other income	(70,700)	—	(70,700)	—
Interest expense, net	151,000	209,400	265,700	360,700

(Loss) income before income taxes and cumulative effect of change in accounting principle	(230,200)	331,200	(1,146,300)	(1,481,600)
Income tax provision (benefit)	—	88,000	—	(392,000)

(Loss) income before cumulative effect of change in accounting principle	(230,200)	243,200	(1,146,300)	(1,089,600)
Cumulative effect of change in accounting principle	—	—	—	(1,988,600)

Net (loss) income	$(230,200)	$243,200	$(1,146,300)	$(3,078,200)

Earnings per common share – basic and diluted
(Loss) income before cumulative effect of change in accounting principle	$(0.03)	$0.03	$(0.15)	$(0.15)
Cumulative effect of change in accounting principle	—	—	—	(0.27)

Net (loss) earnings per common share – basic and diluted	$(0.03)	$0.03	$(0.15)	$(0.42)

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,146,300)	$(3,078,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	1,988,600
Loss on disposal of fixed assets	4,500	20,400
Depreciation	190,800	363,200
Minority interest in loss of consolidated subsidiary	(13,400)	(39,300)
Amortization of loan fees and discount of debt	137,700	—
Changes in assets and liabilities:
Increase in accounts receivable	(743,500)	(1,171,900)
Increase in deferred charges and other current assets	(2,456,900)	(134,100)
(Increase) decrease in other assets	(99,200)	221,800
Increase in accounts payable and accrued liabilities	996,900	1,660,900
Increase (decrease) in deferred revenue	2,919,000	(820,000)

Net cash used in operating activities	(210,400)	(988,600)

Cash flows from investing activities:
Additional investments in businesses	(148,500)	(585,300)
Expenditures for property and equipment and other assets	(55,000)	(9,300)
Proceeds from sale of Dallas building and land	503,300	—

Net cash provided by (used in) investing activities	299,800	(594,600)

Cash flows from financing activities:
Net (repayments) borrowings on credit lines	(92,500)	771,400
Proceeds from borrowings	752,000	1,000,000
Repayments of long-term debt	(787,500)	(1,732,100)

Net cash (used in) provided by financing activities	(128,000)	39,300

Net cash used in discontinued operations	—	(15,000)

Net decrease in cash and cash equivalents	(38,600)	(1,558,900)
Cash and cash equivalents — beginning of period	1,527,800	2,151,200

Cash and cash equivalents — end of period	$1,489,200	$592,300

Supplemental cash flow information:
Cash paid for interest	$109,800	$189,100

Cash paid for income taxes	$97,000	$42,000

Non-cash investing and financing transactions: Additional investments in businesses recorded as increase in goodwill and notes payable and current portion of long-term debt	$367,100	$—

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	THE COMPANY AND BASIS OF PRESENTATION:

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete year-end financial statements. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements and related footnotes included in the Company’s Form 10-K for the year ended December 31, 2002.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2003, and the results of its operations and cash flows for the three and six-month periods ended June 30, 2003 and 2002, respectively, have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities formed after January 31, 2003 and for variable interest entities in which an enterprise obtained an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material effect on the Company’s financial position and results of operations.

In June 2003 the FASB issued Statement (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify the following financial instruments as liabilities (or assets in some circumstances) in its financial statements: instruments issued in the form of shares that are mandatorily redeemable through the transfer of the issuer’s assets at a specified date or upon an event that is likely to occur; an instrument (other than an outstanding share) that embodies an obligation to repurchase the issuer’s equity shares and that requires or may require the issuer to settle the obligation through the transfer of assets; an instrument that embodies an unconditional obligation; or an instrument (other than an outstanding share) that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of this statement on its consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

Guarantees

Under its Bylaws and its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Accordingly, the Company believes that any resulting liability from these indemnification agreements is minimal and has no liability recorded for these agreements as of June 30, 2003.

In addition, the Company enters into contracts in the normal course of business which may include certain indemnifications within the scope of FIN No. 45 under which it may be required to make payments in relation to certain transactions. These indemnities primarily include mutual indemnities by both parties of the contract for claims, actions, causes of action and liabilities which may be asserted by third parties arising out of the performance of either party’s obligations pursuant to their agreement. Also, these indemnities generally do not limit the future payments the Company could be obligated to make. Since the Company has not experienced such a claim or action, it has not recorded any liability for such an indemnity in the accompanying financial statements.

Goodwill

The Company acquired five businesses in prior years that provide for additional sales price consideration based on the earnings of those businesses during each respective earn-out period. During the six-month period ended June 30, 2003, the Company recognized $503,300 of additional sales price consideration, which amount has been recorded as additional goodwill on the accompanying consolidated balance sheets. As of June 30, 2003, the Company had paid $136,200 of the additional consideration and recorded a note payable for the remaining portion. The remaining portion was paid in July 2003.

2.	EARNINGS PER COMMON SHARE

The following table sets forth the unaudited computations of basic and diluted earnings per common share before cumulative effect of change in accounting principle:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2003	2002	2003	2002

Basic earnings per common share:
Income (loss) before cumulative effect of change in accounting principle	$(230,200)	$243,200	$(1,146,300)	$(1,089,600)
Weighted average common stock outstanding	7,505,800	7,363,800	7,443,200	7,363,100

Income (loss) before cumulative effect of change in accounting principle per common share – basic	$(0.03)	$0.03	$(0.15)	$(0.15)

Diluted earnings per common share:
Income (loss) before cumulative effect of change in accounting principle	$(230,200)	$243,200	$(1,146,300)	$(1,089,600)
Weighted average common stock outstanding	7,505,800	7,363,800	7,443,200	7,363,100
Additional common stock resulting from dilutive securities:
Preferred stock	—	2,100	—	—
Shares issuable for stock options and warrants	—	3,900	—	—

Weighted average common stock and dilutive securities outstanding	7,505,800	7,369,800	7,443,200	7,363,100

Income (loss) before cumulative effect of change in accounting principle per common share – diluted	$(0.03)	$0.03	$(0.15)	$(0.15)

Options and warrants to purchase 904,100 shares of common stock for the three and six months ended June 30, 2003, and 1,534,100 shares of common stock for the comparable periods in 2002, were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.

3.	DEBT

As of June 30, 2003 and August 14, 2003, the Company was in default of the terms of its bank credit facility that was restructured in April 2003 (“2003 Restructuring”) and certain of its acquisition notes payable. The defaults are a result of the Company’s decision to forego making scheduled principal and interest payments beginning June 30, 2003, in order to better manage its ongoing cash requirements. As of June 30, 2003, and August 14, 2003, the amount of the payment defaults totaled $688,000 and $591,600, respectively, on obligations with an aggregate principal balance of $4,678,500. As a result of the events of default, the long-term portion of each of these debt obligations, totaling $234,300, has been reclassified to notes payable and current portion of long-term debt in the accompanying consolidated balance sheets. The Company is in discussions with the holders of these debt obligations to remedy the events of default. The remedies may include partial payments of amounts owed and a further restructuring of the debt agreements. From July 1, 2003 to August 14, 2003, the Company made partial payments totaling $273,700 on certain of these debt obligations. However, there can be no assurance that the Company will be successful in its attempts to restructure these debt agreements and remedy the events of default.

Pursuant to the 2003 Restructuring, the Company was granted a waiver of the financial covenant events of default that existed at December 31, 2002 and the bank’s continued forebearance from exercising its available remedies through January 1, 2004. In addition, the Company was granted the right to re-borrow up to $750,000 for the purpose of making scheduled principal and interest payments and additional earn-out payments under certain acquisition notes as well as for working capital purposes. Upon borrowing the $750,000, the outstanding balance of the bank credit facility of $3,000,000 was converted to a term loan (“2003 Term Loan”). The Company is required to make seven equal monthly principal payments of $107,143 beginning June 30, 2003, which the Company has not made (see above). The remaining $2,248,000 will be due April 30, 2004. Interest on the outstanding balance of the 2003 Term Loan will continue to be paid monthly.

In consideration for entering into the 2003 Restructuring and for providing the first $500,000 of re-borrowings, the Company will pay the bank a fee of $40,000, payable $20,000 in each of August and October of 2003, and issued 177,645 warrants to purchase shares of common stock of the Company at an exercise price of $0.75 per share. If the 2003 Term Loan is repaid on or before December 31, 2003 and there has been no sale of the Company within the six month period prior to repayment, the bank will return to the Company the lesser of (i) the unexercised warrants on such date and (ii) 88,822 warrants. In consideration for providing the second $250,000 of re-borrowings, the Company issued 125,000 warrants to purchase shares of common stock of the Company at an exercise price of $0.01. The Company valued the 302,645 warrants at $136,400 using the Black-Scholes Model of valuation, which amount has been recorded as additional paid-in capital and as a discount to short-term debt. The discount, whose balance is $94,400 at June 30, 2003, is being amortized to interest expense over the nine month term of the 2003 Restructuring.

4.	STOCKHOLDERS’ EQUITY

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

The following table illustrates the effect on net (loss) income and net (loss) earnings per share, both before cumulative effect of change in accounting principle, as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

(Loss) income before cumulative effect of change in accounting principle: As reported	$(230,200)	$243,200	$(1,146,300)	$(1,089,600)
Add: Total stock based employee compensation expense determined under fair value method for all awards	(35,900)	(35,900)	(71,700)	(71,700)

Pro forma (loss) income before cumulative effect of change in accounting principle	$(266,100)	$207,300	$(1,218,000)	$(1,161,300)

(Loss) earnings per share — basic and diluted:
As reported	$(0.03)	$0.03	$(0.15)	$(0.15)
Pro forma	$(0.04)	$0.03	$(0.16)	$(0.16)

5.	ASSET HELD FOR SALE

In the third quarter of 2002, the Company decided to close its Dallas office and to sell the land and building in which the Dallas office operated. The land and building was sold in February 2003, with the bank’s consent. The net proceeds totaling $503,300 were used to repay the outstanding term loan from the bank and a portion of the revolving credit line (see Note 3). A loss of $152,100 was recognized on the sale. The asset was disclosed as being held for sale at December 31, 2002.

6.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company classifies its operations according to four major client groups within the entertainment services industry: corporate clients, entertainment marketing clients, artist clients and fairs & festivals clients. For corporate clients, the Company creates innovative business communications programs delivered via a broad range of business communications, meeting production, entertainment and event production services. For entertainment marketing clients, the Company develops and executes integrated entertainment marketing and special event initiatives including music tours, television broadcasts and syndicated radio specials. For artist clients, the Company manages the negotiation of recording, touring, merchandising and performance contracts, and the development of long-term career strategies for music industry artists. For fairs

& festivals clients, the Company develops content and entertainment programs for its nationwide network of fairs and festivals. Substantially all revenues and long-lived assets of the Company as of and for the three and six month periods ended June 30, 2003 and 2002, were derived from United States based companies.

The Company does not internally report separate identifiable assets by client group. The Company evaluates performance of each segment based on several factors, of which the primary financial measure is EBITDA, including other income. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Unaudited summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six-month periods ended June 30, 2003 and 2002 (in thousands):

		ENTERTAINMENT		FAIRS &
	CORPORATE	MARKETING	ARTIST	FESTIVALS
	CLIENTS	CLIENTS	CLIENTS	CLIENTS	CORPORATE	TOTAL

THREE MONTHS ENDED JUNE 30,
2003:
Revenues	$5,590	$2,066	$1,250	$1,436	$—	$10,342

EBITDA, including other income	$43	$251	$228	$15	$(523)	$14
Depreciation	(36)	(9)	(8)	(3)	(37)	(93)
Net interest income (expense)	—	1	—	—	(152)	(151)

Income (loss) before income taxes	$7	$243	$220	$12	$(712)	$(230)

2002:
Revenues	$8,773	$744	$1,581	$1,746	$—	$12,844

EBITDA	$691	$(74)	$592	$10	$(505)	$714
Depreciation	(68)	(14)	(12)	(5)	(75)	(174)
Net interest income (expense)	—	1	—	—	(210)	(209)

Income (loss) before income taxes	$623	$(87)	$580	$5	$(790)	$331

SIX MONTHS ENDED JUNE 30,
2003:
Revenues	$12,721	$2,238	$1,866	$1,547	$—	$18,372

EBITDA, including other income	$544	$(55)	$126	$(326)	$(979)	$(690)
Depreciation	(73)	(18)	(17)	(7)	(76)	(191)
Net interest income (expense)	2	1	—	—	(268)	(266)

Income (loss) before income taxes	$473	$(72)	$109	$(333)	$(1,323)	$(1,146)

2002:
Revenues	$15,748	$1,004	$2,222	$1,841	$—	$20,815

EBITDA	$557	$(296)	$437	$(344)	$(1,112)	$(758)
Depreciation	(148)	(27)	(24)	(10)	(154)	(363)
Net interest income (expense)	—	2	—	—	(363)	(361)

Income (loss) before income taxes	$409	$(321)	$413	$(354)	$(1,629)	$(1,482)

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

The Company has built this comprehensive communications and entertainment business model through a combination of internal growth and strategic acquisitions. Since April 1997, the Company has completed 11 strategic acquisitions and has built a comprehensive network of 9 offices to serve its growing client base. No acquisitions were completed in 2002 or the first six months of 2003.

GENERAL

In accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company classifies its operations according to four major client groups. See Note 6 to the consolidated financial statements contained in Item I of this Form 10-Q for summarized financial information concerning the Company’s reportable segments.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, the Company identified the most critical accounting principles upon which its financial status depends. The Company determined the critical accounting principles to be related to revenue recognition, costs related to revenue and impairment of intangibles and other long-lived assets.

Revenue Recognition

The Company currently derives a majority of its revenues (69% and 75% of total revenues for the six months ended June 30, 2003 and 2002, respectively) from the production of innovative business communications programs to help corporate clients reach and engage their target audiences. The Company helps businesses effectively communicate their message via a broad range of business communications, meeting production, and entertainment production services. The Company receives a fee for providing these services, which may include developing creative content, providing comprehensive project management and arranging for live entertainment and related production services. Revenue is recognized when an event occurs. Costs of producing the events are also deferred until the event occurs. At June 30, 2003, deferred revenue was $6,480,400 compared to $3,560,200 at December 31, 2002.

The remainder of the Company’s revenues are generated from its roster of artist clients (10% and 11% of total revenues for the six months ended June 30, 2003 and 2002, respectively), entertainment marketing clients (12% and 5% of total revenues for the six months ended June 30, 2003 and 2002, respectively) and fairs and festivals clients (9% of total revenues for each of the six months ended June 30, 2003 and 2002). Revenues from these three clients groups are subject to seasonal variations, with significantly more revenues generated in the second and third calendar quarters. Commissions received from artists’ earnings are recognized in the period during which the artist earns the revenue. There are generally only minimal direct costs associated with generating revenue from artist clients. Entertainment marketing revenues and cost of revenues are recognized when the services are completed for each program or, for those programs with multiple events, apportioned to each event and recognized as each event occurs. Fairs and festivals also recognize revenue and cost of revenues when the services are completed for each program and when the event has occurred.

Costs Related to Revenue

Costs related to revenue is comprised of all costs associated with the production of an event, including talent fees, contracted services, equipment rentals, costs associated with the production of audio-visual effects and the cost of internal production labor. Direct out-of-pocket costs are deferred until the event occurs. Internal production labor costs are expensed as incurred. At June 30, 2003, deferred costs were $2,990,000 compared to $810,700 at December 31,2002 and are included in deferred charges and other current assets on the consolidated balance sheet in Item 1.

Impairment of Intangibles

Intangible assets consist primarily of goodwill arising from business combinations.

Upon the 2002 adoption of SFAS No. 142, “Goodwill and other Intangible Assets”, the Company tested its goodwill for impairment. Based on the estimated fair market value of its fairs and festivals group, the Company recorded a goodwill impairment loss in the first quarter of 2002 of $1,988,600 associated with the fairs and festivals reporting unit. The Company no longer records amortization of goodwill and performs an annual impairment test in the fourth quarter. Management also reviews each quarter for other factors that may indicate impairment.

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

In response to this reduction in revenues, the Company implemented cost reductions necessary to ensure that its infrastructure is appropriate for expected business volumes. Such reductions initiated during the third quarter of 2001 and continuing throughout 2002 include reductions in headcount (34% since August 31, 2001) and related compensation costs, elimination of unprofitable offices, elimination of certain incentive compensation costs, and a reduction in travel-related and other general and administrative expenses.

Based on the Company’s current sales activity and absent major additional external disruptions, the Company expects that consolidated revenues in 2003 will remain consistent with 2002 levels. Management believes that consistent revenues combined with the impact of reduced operating expenses, will result in the Company’s full year operating results and cash flow improving in 2003 over the results achieved in 2002.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Revenues decreased $2,443,300, or 12%, to $18,371,600 in the 2003 period from $20,814,900 in the 2002 period. Corporate client group revenues decreased $3,027,000, or 19%, to $12,721,000 for the 2003 period from $15,748,000 in the 2002 period. In addition, the number of corporate client events decreased to 91 in the 2003 period from 129 in the 2002 period. The reduction in revenues and number of shows is primarily due to the elimination of programs formerly produced in the New York, Dallas and Atlanta offices, all of which were closed in late 2002. The average revenue per event increased to $140,000 in the 2003 period from $128,000 in the 2002 period, primarily due to the elimination of smaller revenue programs produced in the 2002 period in the three closed offices. The Company produced 12 corporate client events with revenues in excess of $250,000 in the 2003 period compared to 15 such events in the 2002 period.

Revenues from artist clients decreased $356,000, or 16%, primarily due to the timing of artist touring schedules and the reduction in the number of artists in the London office. Revenues from entertainment marketing clients increased $1,234,000, or 123%, to $2,238,000 for the 2003 period, from $1,004,000 for the 2002 period due primarily to four promoted concert dates with total revenues of $751,000 and the Company’s share of income from the Dixie Chicks tour. The Company did not promote any concert dates in the first six months of 2002. Revenues from fair and festival clients decreased $294,000 or 16% for the 2003 period over the 2002 period primarily due to reduced numbers of buy/sell arrangements. This arrangement results in the Company purchasing the artist performance and then reselling it to the fair or festival rather than simply purchasing the artist performance on behalf of the fair or festival.

Cost of revenues decreased $670,700, or 5%, to $12,572,000 for the 2003 period from $13,242,700 for the 2002 period. The overall decrease is due to the decrease in revenues from 2002 to 2003. Cost of revenues, as a percentage of revenues, increased to 68% in the 2003 period from 64% in the 2002 period, primarily due to reduced gross profit margins on promoted concert dates in 2003 and lower artist management revenues which have minimal cost of sales. In addition, gross margins on corporate client events decreased as we compete more aggressively in the current business environment and as we spread our internal production costs over fewer corporate client events in the first half of 2003.

Selling, general and administrative expenses decreased $1,769,800, or 21%, to $6,560,100 for the 2003 period from $8,329,900 for the 2002 period. The decrease results primarily from a comparative decrease in sales expense attributable to the reduced level of revenues and cost savings, including closing three offices in late 2002, reductions in headcount and related compensation costs, and a reduction in travel-related and other general and administrative expenses.

Depreciation expense decreased $172,400, or 47%, to $190,800 in the 2003 period from $363,200 for the 2002 period. The decrease results primarily from the disposal of equipment from three offices which were closed in late 2002 and the full depreciation of other fixed assets.

Other income for the 2003 period represents the final income from the Company’s interest in Earth Escapes LLC (“EELLC”), which was sold in December 2002. The Company did not recognize any income from EELLC in the 2002 period.

Net interest expense decreased $95,000, or 26%, to $265,700 for the 2003 period compared to $360,700 for the 2002 period. The decrease in primarily attributable to no longer accruing interest expense related to contingent purchase price consideration, totaling $156,200 in the 2002 period. Excluding this 2002 impact, net interest expense increased $61,200 primarily due to the amortization of the discount associated with additional bank debt.

The Company recorded an income tax benefit for the 2002 period of $392,000, to reflect an increase in the income tax refund for the 2001 year as a result of filing the Company’s 2001 federal income tax return. As of December 31, 2002, the Company had a net deferred tax asset of $1,500,400 that was fully reserved. Realization of the future tax benefits related to this deferred tax asset is dependent upon many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Until the Company recognizes net income, no further tax benefit will be recognized.

In the 2002 first quarter, the Company recognized a goodwill impairment loss of $1,988,600 related to the adoption of SFAS No. 142, “Goodwill and Other Intangibles”. Pursuant to the transitional rules of SFAS No. 142, this loss was recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle. There was no tax effect of this impairment as none of the goodwill impairment loss was deductible for tax purposes.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Revenues decreased $2,502,200, or 19%, to $10,341,900 in the 2003 quarter from $12,844,100 in the 2002 quarter. Corporate client group revenues decreased $3,183,000, or 36%, to $5,590,000 for the 2003 quarter from $8,773,000 in the 2002 quarter. In addition, the number of corporate client events decreased to 38 in the 2003 quarter from 60 in the 2002 quarter. The reduction in revenues and number of shows is primarily due to the elimination of programs formerly produced in the New York, Dallas and Atlanta offices, all of which were closed in late 2002. The average revenue per event decreased to $147,100 in the 2003 quarter from $159,500 in the 2002 quarter, primarily due a reduction in the number of larger events in the 2003 period. The Company produced 2 corporate client events with revenues in excess of $250,000 in the 2003 quarter compared to 8 such events in the 2002 quarter.

Revenues from artist clients decreased $331,000, or 21%, primarily due to the timing of artist touring schedules and the reduction in the number of artists in the London office. Revenues from entertainment marketing clients increased $1,322,000 or 178% in the 2003 quarter due primarily to four promoted concert dates with total revenues of $751,000 and the Company’s share of income from the Dixie Chicks tour. The Company did not promote any concert dates in the second quarter of 2002. Revenues from fair and festival clients decreased $310,000, or 18%, for the 2003 quarter over the 2002 quarter primarily due to reduced numbers of buy/sell arrangements. This arrangement results in the Company purchasing the artist performance and then reselling it to the fair or festival rather than simply purchasing the artist performance on behalf of the fair or festival.

Cost of revenues decreased $903,400, or 11%, to $7,167,000 for the 2003 quarter from $8,070,400 for the 2002 quarter. The overall decrease is due to the decrease in revenues from 2002 to 2003. Cost of revenues, as a percentage of revenues, increased to 69% in the 2003 quarter from 63% in the 2002 quarter, primarily due to reduced gross profit margins on promoted concert dates in 2003 and lower artist management revenues which have minimal cost of sales. In addition, gross margins on corporate client events decreased as we compete more aggressively in the current business environment and as we spread our internal production costs over fewer corporate client events in the second quarter of 2003.

Selling, general and administrative expenses decreased $827,400, or 20%, to $3,231,400 for the 2003 quarter from $4,058,800 for the 2002 quarter. The decrease results primarily from a comparative decrease in sales expense attributable to the reduced level of revenues and cost savings, including closing three offices in late 2002, reductions in headcount and related compensation costs, and a reduction in travel-related and other general and administrative expenses.

Depreciation expense decreased $80,900, or 46%, to $93,400 in the 2003 quarter from $174,300 for the 2002 quarter. The decrease results primarily from the disposal of equipment from three offices which were closed in late 2002 and the full depreciation of other fixed assets.

Other income for the 2003 period represents the final income from the Company’s interest in Earth Escapes LLC (“EELLC”), which was sold in December 2002. The Company did not recognize any income from EELLC in the 2002 period.

Net interest expense decreased $58,400, or 28%, to $151,000 for the 2003 quarter compared to $209,400 for the 2002 quarter. The decrease is primarily attributable to no longer accruing interest expense related to contingent purchase price consideration, totaling $85,400 in the 2002 quarter. Excluding this 2002 impact, net interest expense increased $17,500 primarily due to the amortization of the discount associated with additional bank debt.

The Company recorded no income tax provision or benefit for the 2003 quarter compared to income tax provision of $88,000 for the 2002 quarter. As of December 31, 2002, the Company had a net deferred tax asset of $1,500,400 that was fully reserved. Realization of the future tax benefits related to this deferred tax asset is dependent upon many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Until the Company recognizes net income, no further tax benefit will be recognized

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company had cash and cash equivalents of $1,489,200 and a working capital deficit of $7,903,600, which includes $5,145,500 of notes payable and the current portion of long-term debt and $211,800 net liabilities for discontinued operations. However, the Company has significantly reduced its operating expenses and anticipates increased revenues in the second half of 2003 due to new programs the Company has already been awarded. Accordingly, management believes its operating results and cash flows for 2003 will improve from the levels the Company experienced in 2002. The Company’s liquidity needs for the foreseeable future are primarily for repayments of indebtedness and for working capital. Capital expenditures will be focused on equipment replacements and are not expected to be significant.

As of June 30, 2003 and August 14, 2003, the Company was in default of the terms of its bank credit facility that was restructured in April 2003 and certain of its acquisition notes payable. The defaults are a result of the Company’s decision to forego making scheduled principal and interest payments beginning June 30, 2003, in order to better manage its ongoing cash requirements. As of June 30, 2003, and August 14, 2003, the amount of the payment defaults totaled $688,000 and $591,600, respectively, on obligations with an aggregate principal balance of $4,678,500. As a result of the events of default, the long-term portion of each of these debt obligations, totaling $234,300, has been reclassified to notes payable and current portion of long-term debt in the accompanying consolidated balance sheets. The Company is in discussions with the holders of these debt obligations to remedy the events of default. The remedies may include partial payments of amounts owed and a further restructuring of the debt agreements. From July 1, 2003 to August 14, 2003, the Company made partial payments totaling $273,700 on certain of these debt obligations. However, there can be no assurance that the Company will be successful in its attempts to restructure these debt agreements and remedy the events of default.

The Company is also exploring strategic opportunities for the Company. The Company has retained an investment-banking firm to assist the Company in evaluating a variety of transactional and financing alternatives. However, since this process is still on-going, no assurances can be given that any proposed plans or actions can be effectively executed.

Cash Flow Statement Analysis

               Summarized Statements of Cash Flows

	SIX MONTHS ENDED
	MARCH 31,

	2003	2002

Net cash (used in) provided by:
Operating activities	$(210,400)	$(988,600)
Investing activities	299,800	(594,600)
Financing activities	(128,000)	39,300
Discontinued operations	—	(15,000)

	$(38,600)	$(1,558,900)

Cash used in operating activities was $210,400 for the six months of 2003 compared to cash used of $988,600 for the six months of 2002. The improvement in cash provided by operating activities between the 2003 and 2002 periods primarily reflects the impact of net changes in working capital components in the 2003 period, primarily comprised of a large increase in deferred revenue from advance deposits on future programs, offset by a corresponding increase in deferred charges for future programs.

Cash provided by investing activities for the six months of 2003 was $299,800, resulting primarily from cash received from the sale of the Dallas building and land, offset by additional investment in businesses through acquisition earnouts. Cash used in investing activities for the six months of 2002 was $594,600, for additional investment in businesses. Capital expenditures are anticipated to remain insignificant and will be primarily for replacement of computer equipment and software.

Cash used in financing activities for the six months of 2003 was $128,000 resulting primarily from the repayment of long-term debt and net repayments on the credit line, net of proceeds from new borrowings. Cash provided by financing activities for the first six months of 2002 was $39,300, resulting primarily from the timing of borrowings and the repayment of debt obligations.

Commitments

Future minimum annual commitments under bank and other debt agreements and non-cancelable operating leases as of June 30, 2003 are as follows:

	2003	2004	2005	2006	2007	Total

Bank and other debt	$2,047,000	$3,169,800	$225,100	$121,000	$46,300	$5,609,200
Operating leases	354,400	545,400	266,700	169,600	—	1,336,100

Total	$2,401,400	$3,715,200	$491,800	$290,600	$46,300	$6,945,300

Capital expenditures will be focused on equipment replacements and are not expected to be significant.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities formed after January 31, 2003 and for variable interest entities in which an enterprise obtained an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material effect on the Company’s financial position and results of operations.

In June 2003 the FASB issued Statement (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify the following financial instruments as liabilities (or assets in some circumstances) in its financial statements: instruments issued in the form of shares that are mandatorily redeemable through the transfer of the issuer’s assets at a specified date or upon an event that is likely to occur; an instrument (other than an outstanding share) that embodies an obligation to repurchase the issuer’s equity shares and that requires or may require the issuer to settle the obligation through the transfer of assets; an instrument that embodies an unconditional obligation; or an instrument (other than an outstanding share) that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of this statement on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Impact of Interest Rate Changes

The Company’s market risk relates to interest rate exposure on short-term borrowings. The Company does not use financial instruments for trading or other speculative purposes. Borrowings on the Company’s bank credit facility are at variable interest rates. All other borrowings are at fixed rates. At June 30, 2003, the Company had $3,000,000 outstanding under a bank term loan at an interest rate of 4.03% percent, which was lowered on July 10, 2003 to 3.86% for the next ninety days. Management believes that a hypothetical adverse movement in the interest rates of ten percent of such recent rates would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Operating Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation, and there were no corrective actions required with regard to significant deficiencies or material weaknesses.

PART II

OTHER INFORMATION

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2003 and August 14, 2003, the Company was in default of the terms of its bank credit facility that was restructured in April 2003 and certain of its acquisition notes payable. The defaults are a result of the Company’s decision to forego making scheduled principal and interest payments beginning June 30, 2003, in order to better manage its ongoing cash requirements. As of June 30, 2003, and August 14, 2003, the amount of the payment defaults totaled $688,000 and $591,600, respectively, on obligations with an aggregate principal balance of $4,678,500. As a result of the events of default, the long-term portion of each of these debt obligations, totaling $234,300, has been reclassified to notes payable and current portion of long-term debt in the accompanying consolidated balance sheets. The Company is in discussions with the holders of these debt obligations to remedy the events of default. The remedies may include partial payments of amounts owed and a further restructuring of the debt agreements. From July 1, 2003 to August 14, 2003, the Company made partial payments totaling $273,700 on certain of these debt obligations. However, there can be no assurance that the Company will be successful in its attempts to restructure these debt agreements and remedy the events of default.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8 – K

None for the quarterly period ended June 30, 2003

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the cities of Hickory Valley, Tennessee and Encino, California, on the 14th day of August 2003.

TBA ENTERTAINMENT CORPORATION

By:	/s/ Thomas Jackson Weaver III Thomas Jackson Weaver III Chairman of the Board and Chief Executive Officer

By:	/s/ Bryan J. Cusworth Bryan J. Cusworth Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION

31.1	-	Certification of Chief Executive Officer
31.2	-	Certification of Chief Financial Officer
32.1	-	Certification of Chief Executive Officer
32.2	-	Certification of Chief Financial Officer