Form 10-Q
period 2003-09-30
TBA ENTERTAINMENT CORP
filed 2003-11-14
CIK 913201

*

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of October 31, 2003, the Registrant had outstanding 7,374,900 shares of Common Stock, par value $.001 per share.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

	PART I - Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
	PART II - Other Information
Item 1.	Legal Proceedings	*
Item 2.	Changes in Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits and Reports on Form 8-K?	17
Signatures		18

*  No reportable information under this item.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$653,800	$1,527,800
Accounts receivable, net of allowance for doubtful accounts of $246,800 and $378,900, respectively	4,459,000	1,993,800
Asset held for sale	—	548,700
Deferred charges and other current assets	4,194,800	1,105,800

Total current assets	9,307,600	5,176,100
Property and equipment, net	432,500	653,600
Other assets, net:
Goodwill	22,211,400	21,706,100
Other	223,500	272,000

Total assets	$32,175,000	$27,807,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,099,800	$3,289,600
Deferred revenue	7,466,100	3,560,200
Notes payable and current portion of long-term debt	4,307,500	1,617,200
Net short-term liabilities from discontinued operations	211,800	211,800

Total current liabilities	16,085,200	8,678,800
Long-term debt, net of current portion	556,900	3,562,300

Total liabilities	16,642,100	12,241,100

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,000,000 shares; 2,000 shares of Series A convertible preferred stock issued and outstanding, liquidation preference $100	100	100
Common stock, $.001 par value; authorized 20,000,000 shares; 8,857,200 issued, 7,374,900 and 7,368,100 shares outstanding, respectively	8,900	8,900
Additional paid-in capital	30,690,100	30,577,200
Accumulated deficit	(9,136,400)	(8,961,900)
Less treasury stock, at cost, 1,482,300 and 1,489,200 shares, respectively	(6,029,800)	(6,057,600)

Total stockholders’ equity	15,532,900	15,566,700

Total liabilities and stockholders’ equity	$32,175,000	$27,807,800

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

Revenues	$15,355,100	$18,923,200	$33,726,700	$39,738,100
Costs related to revenue	10,399,300	12,904,400	22,971,300	26,147,100

Gross profit	4,955,800	6,018,800	10,755,400	13,591,000
Selling, general and administrative expenses	3,848,200	3,869,500	10,408,300	12,199,400
Depreciation expense	73,000	162,800	263,900	526,000
Other income	—	(364,800)	(70,700)	(364,800)
Interest expense (income), net	101,300	(27,100)	366,900	333,600

Income (loss) before income taxes and cumulative effect of change in accounting principle	933,300	2,378,400	(213,000)	896,800
Income tax (benefit) provision	(38,400)	752,000	(38,400)	360,000

Income (loss) before cumulative effect of change in accounting principle	971,700	1,626,400	(174,600)	536,800
Cumulative effect of change in accounting principle	—	—	—	(1,988,600)

Net income (loss)	$971,700	$1,626,400	$(174,600)	$(1,451,800)

Earnings (loss) per common share – basic and diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.13	$0.22	$(0.02)	$0.07
Cumulative effect of change in accounting principle	—	—	—	(0.27)

Net earnings (loss) per common share – basic and diluted	$0.13	$0.22	$(0.02)	$(0.20)

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(174,600)	$(1,451,800)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	—	1,988,600
Loss on disposal of fixed assets	4,500	20,400
Depreciation	263,900	526,000
Minority interest in loss of consolidated subsidiary	(18,200)	(42,700)
Amortization of loan fees and discount of debt	195,100	—
Changes in assets and liabilities:
Increase in accounts receivable	(2,465,200)	(1,535,600)
(Increase) decrease in deferred charges and other current assets	(3,046,200)	2,137,800
Decrease in other assets	7,400	403,800
Increase in accounts payable and accrued liabilities	1,310,500	1,262,200
Increase in deferred revenue	3,904,800	106,000

Net cash (used in) provided by operating activities	(18,000)	3,414,700

Cash flows from investing activities:
Additional investment in businesses	(712,300)	(1,585,500)
Expenditures for property and equipment and other assets	(77,600)	(14,700)
Proceeds from sale of Dallas building and land	503,300	—

Net cash used in investing activities	(286,600)	(1,600,200)

Cash flows from financing activities:
Net (repayments) borrowings on credit lines	(92,500)	612,000
Proceeds from borrowings	752,000	1,000,000
Repayments of long-term debt	(1,228,900)	(2,000,400)

Net cash used in financing activities	(569,400)	(388,400)

Net cash used in discontinued operations	—	(15,000)

Net (decrease) increase in cash and cash equivalents	(874,000)	1,411,100
Cash and cash equivalents - beginning of period	1,527,800	2,151,200

Cash and cash equivalents - end of period	$653,800	$3,562,300

Supplemental cash flow information:
Cash paid for interest	$182,600	$308,600

Cash paid for income taxes	$112,500	$52,300

Non-cash investing and financing transactions:
Goodwill reduced against reversal of acquisition notes	$—	$3,518,400

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	THE COMPANY AND BASIS OF PRESENTATION:

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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2003, and the results of its operations and cash flows for the three and nine-month periods ended September 30, 2003 and 2002, respectively, have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations and financial condition.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No 51, “Consolidated Financial Statements” to those entities defined as “Variable Interest Entities” (more commonly referred to as special purpose entities) in which equity investors do not have the characteristics of a “controlling financial interest” or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to all Variable Interest Entities created after January 31, 2003 and by the beginning of the first interim or annual reporting period commencing after June 25, 2003 for Variable Interest Entities created prior to February 1, 2003. On October 9, 2003, the FASB issued FASB Saff Position 46-6 (“FSP 46-6”) deferring the effective date for applying the provisions of FIN 46 for public entities with variable interest in entities created before February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003. The Company has no variable interest in entities.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

Guarantees

Under its Bylaws and its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Accordingly, the Company believes that any resulting liability from these indemnification agreements is minimal and has no liability recorded for these agreements as of September 30, 2003.

In addition, the Company enters into contracts in the normal course of business which may include certain indemnifications under which it may be required to make payments in relation to certain transactions. These indemnities primarily include mutual indemnities by both parties of the contract for claims, actions, causes of action and liabilities which may be asserted by third parties arising out of the performance of either party’s obligations pursuant to their agreement. Also, these indemnities generally do not limit the future payments the Company could be obligated to make. Since the Company has not experienced such a claim or action, it has not recorded any liability for such an indemnity in the accompanying financial statements.

Goodwill

The Company acquired five businesses in prior years that provide for additional sales price consideration based on the earnings of those businesses during each respective earn out period. During the nine-month period ended September 30, 2003, the Company paid $505,400 of additional sales price consideration, which amount has been recorded as additional goodwill on the accompanying consolidated balance sheets.

2.	EARNINGS PER COMMON SHARE

The following table sets forth the unaudited computations of basic and diluted earnings per common share before cumulative effect of change in accounting principle:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2003		SEPTEMBER 30, 2003

	2003	2002	2003	2002

Basic earnings per common share:
Income (loss) before cumulative effect of change in accounting principle	$971,700	$1,626,400	$(174,600)	$536,800
Weighted average common stock outstanding	7,373,600	7,365,800	7,370,800	7,364,000

Income (loss) before cumulative effect of change in accounting principle per common share – basic	$0.13	$0.22	$(0.02)	$0.07

Diluted earnings per common share:
Income (loss) before cumulative effect of change in accounting principle	$971,700	$1,626,400	$(174,600)	$536,800

Weighted average common stock outstanding	7,373,600	7,365,800	7,370,800	7,364,000
Additional common stock resulting from dilutive securities:
Preferred stock	2,000	2,000	—	2,000
Shares issuable for stock options and warrants	123,200	—	—	3,800

Weighted average common stock and dilutive securities outstanding	7,498,800	7,367,800	7,370,800	7,369,800

Income (loss) before cumulative effect of change in accounting principle per common share – diluted	$0.13	$0.22	$(0.02)	$0.07

Options and warrants to purchase 1,081,700 and 1,206,700 shares of common stock for the three and nine months ended September 30, 2003, respectively and 1,354,100 and 1,329,100 shares of common stock for the comparable periods in 2002, were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.

3.	DEBT

Long-term debt of the Company consists of the following as of September 30, 2003 and December 31, 2002:

	September 30,	December 31,
	2003	2002

Acquisition notes payable, interest at 8% and 10% due in periodic installments through 2008, $1,215,000 secured by pledges of the common stock acquired, remaining $804,000 unsecured	$2,019,000	$2,445,200
Note payable to a bank, interest at the bank’s prime rate or the 30, 60, or 90 day LIBOR plus 2.00% (3.86% at September 30, 2003 and 4.51% at December 31, 2002), monthly installments of $107,100 plus interest due through December 31, 2003, remaining principal due in April 2004	2,845,400	393,700
Revolving credit line, interest at bank’s prime rate or the 30,60 or 90 day Libor plus 2.00% (4.51% at December 31, 2002), converted to note payable to a bank in May 2003	—	2,340,600

	4,864,400	5,179,500
Less-current portion	(4,307,500)	(1,617,200)

Long-term portion	$556,900	$3,562,300

As of December 31, 2002, the Company was in default of the financial covenants related to its bank credit facility. In April 2003, the Company was granted a waiver of the financial covenant events of default and the bank’s continued forbearance from exercising its available remedies through January 1, 2004 (“2003 Restructuring”). In addition, the Company was granted the right to re-borrow up to $750,000 for the purpose of making scheduled principal and interest payments and additional earn-out payments under certain acquisition notes as well as for working capital purposes. Upon borrowing the $750,000 in May 2003, the outstanding balance of the bank revolving credit line of $3,000,000 was converted to a term loan (“2003 Term Loan”). The Company was required to make seven equal monthly principal payments of $107,400 beginning June 30, 2003 with all remaining outstanding amounts due April 30, 2004.

Beginning June 30, 2003, the Company elected to forego making the scheduled principal payments on the 2003 Term Loan as well as scheduled principal payments on certain of its acquisition notes payable in order to better manage its ongoing cash requirements. As of September 30, 2003, the amount of the payment defaults totaled $737,400 on obligations with aggregate principal balances of $4,145,800. As a result of the events of default, the long-term portion of each of these debt obligations, totaling $94,800 at September 30, 2003, has been reclassified to notes payable and current portion of long-term debt in the accompanying consolidated balance sheets.

From October 1, 2003 to November 14, 2003, the Company made one payment of $107,400 to the bank. On November 14, 2003, the bank and the Company negotiated the terms of a new forbearance agreement, under which the bank has agreed to temporarily forebear from exercising its available remedies resulting from the current payment defaults, and which accelerates the due date of the 2003 Term Loan to March 31, 2004. The Company anticipates executing a definitive forbearance agreement with the bank on or before November 20, 2003, subject to certain terms and conditions required by the bank. The anticipated form of forbearance agreement, which will expire on March 31, 2004, unless earlier terminated due to a new event of default, will also modify the required principal payments to the bank and will prohibit the Company from making any principal payments to the holders of other debt without prior consent from the bank. The Company will be required to make $50,000 principal payments to the bank on January 31, 2004 and February 28, 2004. Interest will continue to be paid monthly on the outstanding principal balance of the 2003 Term Loan. All remaining principal and accrued but unpaid interest will be due on March 31, 2004.

The Company is in discussions with the holders of the other debt obligations to remedy the events of default. However, there can be no assurance that the Company will be successful in its attempts to restructure these debt agreements and remedy the events of default.

In consideration for entering into the 2003 Restructuring and for providing the first $500,000 of re-borrowings, the Company agreed to pay the bank a fee of $40,000, payable $20,000 in each of August and October of 2003, and issued 177,645 warrants to purchase shares of common stock of the Company at an exercise price of $0.75 per share. The August and October payments have not been made. If the 2003 Term Loan is repaid on or before December 31, 2003 and there has been no sale of the Company within the six month period prior to repayment, the bank will return to the Company the lesser of (i) the unexercised warrants on such date and (ii) 88,822 warrants. In consideration for providing the remaining $250,000 of re-borrowings, the Company issued 125,000 warrants to purchase shares of common stock of the Company at an exercise price of $0.01. The Company valued the 302,645 warrants at $136,400 using the Black-Scholes Model of valuation, which amount has been recorded as additional paid-in capital and as a discount to short-term debt. The discount, whose balance is $47,200 at September 30, 2003, is being amortized to interest expense over the nine month term of the 2003 Restructuring.

4.	STOCKHOLDERS’ EQUITY

Accounting for Stock Options

The Company has adopted the intrinsic value method of accounting for employee stock options as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (SFAS No. 123) as amended by SFAS No. 148. It discloses the pro forma effect on income (loss) before cumulative effect of change in accounting principle and earnings (loss) per share as if the fair value based method had been applied. For equity instruments, including stock options, issued to non-employees, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

The following table illustrates the effect on net (loss) income and net (loss) earnings per share, both before cumulative effect of change in accounting principle, as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2003		SEPTEMBER 30, 2003

	2003	2002	2003	2002

Income (loss) before cumulative effect of change in accounting principle: As reported	$971,700	$1,626,400	$(174,600)	$536,800
Add: Total stock based employee compensation expense determined under fair value method for all awards	(35,900)	(35,900)	(107,600)	(107,600)

Pro forma (loss) income before cumulative effect of change in accounting principle	$935,800	$1,590,500	$(282,200)	$429,200

Earnings (loss) per share - basic and diluted:
As reported	$0.13	$0.22	$(0.02)	$0.07
Pro forma	$0.12	$0.22	$(0.04)	$0.06

5.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company classifies its operations according to four major client groups within the entertainment services industry: corporate clients, entertainment marketing clients, artist clients and fairs & festivals clients. For corporate clients, the Company creates innovative business communications programs delivered via a broad range of business communications, meeting production, entertainment and event production services. For entertainment marketing clients, the Company develops and executes integrated entertainment marketing and special event initiatives including music tours, television broadcasts and syndicated radio specials. For artist clients, the Company manages the negotiation of recording, touring, merchandising and performance contracts, and the development of long-term career strategies for music industry artists. For fairs & festivals clients, the Company develops content and entertainment programs for its nationwide network of fairs and festivals. Substantially all revenues and long-lived assets of the Company as of and for the three and nine month periods ended September 30, 2003 and 2002, were derived from United States based companies.

The Company does not internally report separate identifiable assets by client group. The Company evaluates performance of each segment based on several factors, of which the primary financial measure is EBITDA, including other income. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Unaudited summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine-month periods ended September 30, 2003 and 2002 (in thousands):

		ENTERTAINMENT		FAIRS &
	CORPORATE	MARKETING	ARTIST	FESTIVALS
	CLIENTS	CLIENTS	CLIENTS	CLIENTS	CORPORATE	TOTAL

THREE MONTHS ENDED SEPTEMBER 30,
2003:
Revenues	$5,829	$339	$1,641	$7,546	$—	$15,355

EBITDA, including other income	$373	$(122)	$330	$1,118	$(592)	$1,107
Depreciation	(28)	(7)	(9)	(1)	(28)	(73)
Net interest income (expense)	1	—	(1)	—	(101)	(101)

Income (loss) before income taxes	$346	$(129)	$320	$1,117	$(721)	$933

2002:
Revenues	$9,088	$584	$1,473	$7,778	$—	$18,923

EBITDA	$614	$(41)	$773	$1,242	$(439)	$2,149
Reversal of accrued interest	—	—	—	—	365	365
Depreciation	(64)	(11)	(13)	(5)	(70)	(163)
Net interest income (expense)	2	(1)	—	—	26	27

Income (loss) before income taxes	$552	$(53)	$760	$1,237	$(118)	$2,378

NINE MONTHS ENDED SEPTEMBER 30,
2003:
Revenues	$18,550	$2,577	$3,508	$9,092	$—	$33,727

EBITDA, including other income	$917	$(177)	$456	$792	$(1,570)	$418
Depreciation	(101)	(25)	(26)	(8)	(104)	(264)
Net interest income (expense)	3	—	—	—	(370)	(367)

Income (loss) before income taxes	$819	$(202)	$430	$784	$(2,044)	$(213)

2002:
Revenues	$24,836	$1,588	$3,695	$9,619	$—	$39,738

EBITDA	$1,171	$(337)	$1,210	$898	$(1,551)	$1,391
Reversal of accrued interest	—	—	—	—	365	365
Depreciation	(212)	(39)	(36)	(15)	(224)	(526)
Net interest income (expense)	1	3	—	—	(338)	(334)

Income (loss) before income taxes	$960	$(373)	$1,174	$883	$(1,748)	$896

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

The Company has built this comprehensive communications and entertainment business model through a combination of internal growth and strategic acquisitions. Since April 1997, the Company has completed 11 strategic acquisitions and has built a comprehensive network of 9 offices to serve its growing client base. No acquisitions were completed in 2002 or the first nine months of 2003.

GENERAL

In accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company classifies its operations according to four major client groups. See Note 5 to the consolidated financial statements contained in Item 1 of this Form 10-Q for summarized financial information concerning the Company’s reportable segments.

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

Revenue Recognition

The Company currently derives a majority of its revenues (55% and 63% of total revenues for the nine months ended September 30, 2003 and 2002, respectively) from the production of innovative business communications programs to help corporate clients reach and engage their target audiences. The Company helps businesses effectively communicate their message via a broad range of business communications, meeting production, and entertainment production services. The Company receives a fee for providing these services, which may include developing creative content, providing comprehensive project management and arranging for live entertainment and related production services. Revenue is recognized when an event occurs. Costs of producing the events are also deferred until the event occurs. At September 30, 2003, deferred revenue was $7,466,100 compared to $3,560,200 at December 31, 2002.

The remainder of the Company’s revenues are generated from fairs and festivals clients (27% and 24% of total revenues for the nine months ended September 30, 2003 and 2002), its roster of artist clients (10% and 9% of total revenues for the nine months ended September 30, 2003 and 2002, respectively) and entertainment marketing clients (8% and 4% of total revenues for the nine months ended September 30, 2003 and 2002, respectively). Revenues from these three clients groups are subject to seasonal variations, with significantly more revenues generated in the second and third calendar quarters. Fairs and festivals also recognize revenue and cost of revenues when the services are completed for each program and when the event has occurred. Commissions received from artists’ earnings are recognized in the period during which the artist earns the revenue. There are generally only minimal direct costs associated with generating revenue from artist clients. Entertainment marketing revenues and cost of revenues are recognized when the services are completed for each program or, for those programs with multiple events, apportioned to each event and recognized as each event occurs.

Costs Related to Revenue

Costs related to revenue is comprised of all costs associated with the production of an event, including talent fees, contracted services, equipment rentals, costs associated with the production of audio-visual effects and the cost of internal production labor. Direct out-of-pocket costs are deferred until the event occurs. Internal production labor costs are expensed as incurred. At September 30, 2003, deferred costs were $3,443,300 compared to $810,700 at December 31, 2002 and are included in deferred charges and other current assets in the consolidated balance sheet in Item 1.

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

In response to this reduction in revenues, the Company implemented cost reductions necessary to ensure that its infrastructure is appropriate for expected business volumes. Such reductions initiated during the third quarter of 2001 and throughout 2002 include reductions in headcount (38% since August 31, 2001) and related compensation costs, elimination of unprofitable offices, elimination of certain incentive compensation costs, and a reduction in travel-related and other general and administrative expenses.

Based on the Company’s current sales activity and absent major additional external disruptions, the Company expects that consolidated revenues in 2003 will remain consistent with 2002 levels. Management believes that consistent revenues combined with the impact of reduced operating expenses will result in the Company’s full year operating results and cash flow improving in 2003 over the results achieved in 2002.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenues decreased $6,011,400, or 15%, to $33,726,700 in the 2003 period from $39,738,100 in the 2002 period. Corporate client group revenues decreased $6,285,800, or 25%, to $18,549,800 for the 2003 period from $24,835,600 in the 2002 period. In addition, the number of corporate client events decreased to 139 in the 2003 period from 174 in the 2002 period. The reduction in revenues and number of shows is primarily due to the reduction of programs formerly produced in the New York, Dallas and Atlanta offices, all of which were closed in late 2002. The average revenue per event decreased to $133,500 in the 2003 period from $142,700 in the 2002 period, primarily due to a reduction in the number of larger events in the 2003 period. The Company produced 18 corporate client events with revenues in excess of $250,000 in the 2003 period compared to 27 such events in the 2002 period.

Revenues from artist clients decreased $187,600, or 5%, primarily due to the timing of artist touring schedules. Revenues from entertainment marketing clients increased $989,100, or 62%, to $2,576,900 for the 2003 period, from $1,587,800 for the 2002 period due primarily to four promoted concert dates with total revenues of $751,000 and the Company’s share of income from the Dixie Chicks tour. The Company did not promote any concert dates in the first nine months of 2002. Revenues from fair and festival clients decreased $527,100 or 5% for the 2003 period over the 2002 period primarily due to reduced numbers of buy/sell arrangements. This arrangement results in the Company purchasing the artist performance and then reselling it to the fair or festival rather than purchasing the artist performance on behalf of the fair or festival.

Cost of revenues decreased $3,175,800, or 12%, to $22,971,300 for the 2003 period from $26,147,100 for the 2002 period. The overall decrease is due to the decrease in revenues from 2002 to 2003. Cost of revenues, as a percentage of revenues, increased to 68% in the 2003 period from 66% in the 2002 period, primarily due to reduced gross profit margins on promoted concert dates in 2003 and lower artist management revenues which have minimal cost of sales. In addition, gross margins on corporate client events decreased as the Company competes more aggressively in the current business environment and as internal production costs are allocated over fewer corporate client events in the first nine months of 2003.

Selling, general and administrative expenses decreased $1,791,100, or 15%, to $10,408,300 for the 2003 period from $12,199,400 for the 2002 period. The decrease results primarily from a comparative decrease in sales expense attributable to the reduced level of corporate client revenues and cost savings, including closing three offices in late 2002, reductions in headcount and related compensation costs, and a reduction in travel-related and other general and administrative expenses. The decrease was partially offset by increased expenses in artist management primarily due to the addition of new artist managers in the 2003 period and the restructuring of compensation agreements for certain existing artist managers.

Depreciation expense decreased $262,100, or 50%, to $263,900 in the 2003 period from $526,000 for the 2002 period. The decrease results primarily from the disposal of equipment from three offices which were closed in late 2002 and the full depreciation of other fixed assets.

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

Net interest expense increased $33,300, or 10%, to $366,900 for the 2003 period compared to $333,600 for the 2002 period. The increase in primarily attributed to the amortization of the discount associated with the issuance of warrants in April 2003 in connection with the restructuring of the Company’s bank debt.

The Company recorded an income tax benefit for the 2003 period of $38,400, to reflect a federal income tax refund due offset in part by state income tax provision. The income tax provision for the 2002 period is $360,000, or 40%, on income before income taxes. As of December 31,2002, the Company had a net deferred tax asset of $1,500,400 that was fully reserved. Realization of the future tax benefits related to this deferred tax asset is dependent upon many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period. Until the Company recognizes net income, no further tax benefit will be recognized.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenues decreased $3,568,100, or 19%, to $15,355,100 in the 2003 quarter from $18,923,200 in the 2002 quarter. Corporate client group revenues decreased $3,258,800, or 36%, to $5,829,100 for the 2003 quarter from $9,087,900 in the 2002 quarter. In addition, the number of corporate client events decreased to 48 in the 2003 quarter from 51 in the 2002 quarter. The reduction in revenues and number of shows is primarily due to the reduction of programs formerly produced in the New York, Dallas and Atlanta offices, all of which were closed in late 2002. The average revenue per event decreased to $121,400 in the 2003 quarter from $178,200 in the 2002 quarter, primarily due a reduction in the number of larger events in the 2003 period. The Company produced 6 corporate client events with revenues in excess of $250,000 in the 2003 quarter compared to 12 such events in the 2002 quarter.

Revenues from artist clients increased $168,100, or 11%, primarily due to the timing of artist touring schedules. Revenues from entertainment marketing clients decreased $244,900 or 42% in the 2003 quarter due primarily to the elimination of two entertainment marketing programs produced in the 2002 quarter offset by an increase in the Company’s share of income from the Dixie Chicks Tour in 2003. Revenues from fair and festival clients decreased $232,500, or 3%, for the 2003 quarter over the 2002 quarter primarily due to reduced numbers of buy/sell arrangements. This arrangement results in the Company purchasing the artist performance and then reselling it to the fair or festival rather than purchasing the artist performance on behalf of the fair or festival.

Cost of revenues decreased $2,505,100 or 19%, to $10,399,300 for the 2003 quarter from $12,904,400 for the 2002 quarter. The overall decrease is due to the decrease in revenues from 2002 to 2003. Cost of revenues, as a percentage of revenues, remained at 68% for both 2003 and the 2002 quarters. A decrease in gross margins in corporate client events due to more aggressive competition in the current business environment, was offset by an increase in gross margins in entertainment marketing client events and an increase in artist management revenues which have minimal cost of sales.

Selling, general and administrative expenses decreased $21,300, or 1%, to $3,848,200 for the 2003 quarter from $3,869,500 for the 2002 quarter. The Company experienced a reduction in expenses primarily from a comparative decrease in sales expense attributable to the reduced level of corporate client revenues and cost savings, including closing three offices in late 2002, reductions in headcount and related compensation costs, and a reduction in travel-related and other general and administrative expenses. This reduction was offset by increased expenses in artist management primarily due to the addition of new artist managers in the 2003 quarter and the restructuring of compensation agreements for certain existing artist managers.

Depreciation expense decreased $89,800, or 55%, to $73,000 in the 2003 quarter from $162,800 for the 2002 quarter. The decrease results primarily from the disposal of equipment from three offices which were closed in late 2002 and the full depreciation of other fixed assets.

Other income of $364,800 for the 2002 period results from the reversal of accrued interest expense recorded in prior years associated with contingent promissory notes payable related to certain of the Company’s acquisitions in 1999-2001.

Net interest expense increased $128,400 to $101,300 for the 2003 quarter compared to $27,100 of net interest income for the 2002 quarter. The increase is primarily attributable to the reversal in the 2002 quarter of nine months of interest expense, totaling $156,200, related to contingent purchase price consideration on four notes payable. Excluding this 2002 impact, net interest expense decreased $27,800.

The Company recorded an income tax benefit of $38,400, to reflect a federal income tax refund due offset in part by state income tax provision in the 2003 quarter compared to an income tax provision of $752,000, for the 2002 quarter as a result of the net income reported for this quarter. As of December 31, 2002, the Company had a net deferred tax asset of $1,500,400 that was fully reserved. Realization of the future tax benefits related to this deferred tax asset is dependent upon many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period. Until the Company recognizes net income, no further tax benefit will be recognized

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company had cash and cash equivalents of $653,800 and a working capital deficit of $6,777,600, which includes $4,307,500 of notes payable and the current portion of long-term debt and $211,800 net liabilities for discontinued operations. However, the Company has significantly reduced its operating expenses and anticipates increased revenues in the fourth quarter of 2003 due to new programs the Company has already been awarded. Accordingly, management believes its operating results and cash flows for 2003 will improve from the levels the Company experienced in 2002. The Company’s liquidity needs for the foreseeable future are primarily for repayment of indebtedness and for working capital. Capital expenditures will be focused on equipment replacements and are not expected to be significant.

Beginning June 30, 2003, the Company elected to forego making the scheduled principal payments on the 2003 Term Loan as well as scheduled principal payments on certain of its acquisition notes payable in order to better manage its ongoing cash requirements. As of September 30, 2003, the amount of the payment defaults totaled $737,400 on obligations with aggregate principal balances of $4,145,800. As a result of the events of default, the long-term portion of each of these debt obligations, totaling $94,800 at September 30, 2003, has been reclassified to notes payable and current portion of long-term debt in the accompanying consolidated balance sheets.

From October 1, 2003 to November 14, 2003, the Company made one payment of $107,400 to the bank. On November 14, 2003, the bank and the Company negotiated the terms of a new forbearance agreement, under which the bank has agreed to temporarily forebear from exercising its available remedies resulting from the current payment defaults, and which accelerates the due date of the 2003 Term Loan to March 31, 2004. The Company anticipates executing a definitive forbearance agreement with the bank on or before November 20, 2003, subject to certain terms and conditions required by the bank. The anticipated form of forbearance agreement, which will expire on March 31, 2004, unless earlier terminated due to a new event of default, will also modify the required principal payments to the bank and will prohibit the Company from making any principal payments to the holders of other debt without prior consent from the bank. The Company will be required to make $50,000 principal payments to the bank on January 31, 2004 and February 28, 2004. Interest will continue to be paid monthly on the outstanding principal balance of the 2003 Term Loan. All remaining principal and accrued but unpaid interest will be due on March 31, 2004.

The Company is in discussions with the holders of the other debt obligations to remedy the events of default. However, there can be no assurance that the Company will be successful in its attempts to restructure these debt agreements and remedy the events of default.

The Company is also exploring strategic opportunities for the Company. The Company has retained an investment-banking firm to assist the Company in evaluating a variety of transactional and financing alternatives. However, since this process is still on-going, no assurances can be given that any proposed plans or actions can be effectively executed.

Cash Flow Statement Analysis

Summarized Statements of Cash Flows

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2003	2002

Net cash (used in) provided by:
Operating activities	$(18,000)	$3,414,700
Investing activities	(286,600)	(1,600,200)
Financing activities	(569,400)	(388,400)
Discontinued operations	—	(15,000)

	$(874,000)	$1,411,100

Cash used in operating activities was $18,000 for the nine months of 2003 compared to cash provided by operating activities of $3,414,700 for the nine months of 2002. The decrease in cash provided by operating activities between the 2003 and 2002 periods primarily reflects the impact of net changes in working capital components in the 2003 period, primarily comprised of a large increase in deferred revenue from advance deposits on future programs, offset by a corresponding increase in deferred charges for future programs and an increase in accounts receivables.

Cash used in investing activities for the nine months of 2003 was $286,600, resulting primarily from additional investment in businesses through acquisition earn outs offset in part by cash received from the sale of the building and land occupied by the former office in Dallas. Cash used in investing activities for the nine months of 2002 was $1,600,200, for additional investment in businesses. Capital expenditures are anticipated to remain insignificant and will be primarily for replacement of computer equipment and software.

Cash used in financing activities for the nine months of 2003 was $569,400 resulting primarily from the repayment of long-term debt and net repayments on the credit line, net of proceeds from new borrowings. Cash used in financing activities for the first nine months of 2002 was $388,400, resulting primarily from the timing of borrowings and the repayment of debt obligations.

Commitments

Future minimum annual commitments under bank and other debt agreements and non-cancelable operating leases as of September 30, 2003 are as follows:

	2003	2004	2005	2006	2007	Total

Bank and other debt	$1,255,200	$3,150,800	$291,000	$121,100	$46,300	$4,864,400
Operating leases	302,300	679,000	375,200	229,100	—	1,585,600

Total	$1,557,500	$3,829,800	$666,200	$350,200	$46,300	$6,450,000

Capital expenditures will be focused on equipment replacements and are not expected to be significant.

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations and financial condition.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No 51, “Consolidated Financial Statements” to those entities defined as “Variable Interest Entities” (more commonly referred to as special purpose entities) in which equity investors do not have the characteristics of a “controlling financial interest” or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to all Variable Interest Entities created after January 31, 2003 and by the beginning of the first interim or annual reporting period commencing after June 25, 2003 for Variable Interest Entities created prior to February 1, 2003. On October 9, 2003, the FASB issued FASB Saff Position 46-6 (“FSP 46-6”) deferring the effective date for applying the provisions of FIN 46 for public entities with variable interest in entities created before February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003. The Company has no variable interest in entities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Impact of Interest Rate Changes

The Company’s market risk relates to interest rate exposure on short-term borrowings. The Company does not use financial instruments for trading or other speculative purposes. Borrowings on the Company’s bank credit facility are at variable interest rates. All other borrowings are at fixed rates. At September 30, 2003, the Company had $2,892,600 outstanding under a bank term loan at an interest rate of 3.86% percent, which was increased on October 10, 2003 to 3.90% for the next ninety days. Management believes that a hypothetical adverse movement in the interest rates of ten percent of such recent rates would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

PART II

OTHER INFORMATION

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Beginning June 30, 2003, the Company elected to forego making the scheduled principal payments on the 2003 Term Loan as well as scheduled principal payments on certain of its acquisition notes payable in order to better manage its ongoing cash requirements. As of September 30, 2003, the amount of the payment defaults totaled $737,400 on obligations with aggregate principal balances of $4,145,800. As a result of the events of default, the long-term portion of each of these debt obligations, totaling $94,800 at September 30, 2003, has been reclassified to notes payable and current portion of long-term debt in the accompanying consolidated balance sheets.

From October 1, 2003 to November 14, 2003, the Company made one payment of $107,400 to the bank. On November 14, 2003, the bank and the Company negotiated the terms of a new forbearance agreement, under which the bank has agreed to temporarily forebear from exercising its available remedies resulting from the current payment defaults, and which accelerates the due date of the 2003 Term Loan to March 31, 2004. The Company anticipates executing a definitive forbearance agreement with the bank on or before November 20, 2003, subject to certain terms and conditions required by the bank. The anticipated form of forbearance agreement, which will expire on March 31, 2004, unless earlier terminated due to a new event of default, will also modify the required principal payments to the bank and will prohibit the Company from making any principal payments to the holders of other debt without prior consent from the bank. The Company will be required to make $50,000 principal payments to the bank on January 31, 2004 and February 28, 2004. Interest will continue to be paid monthly on the outstanding principal balance of the 2003 Term Loan. All remaining principal and accrued but unpaid interest will be due on March 31, 2004.

The Company is in discussions with the holders of the other debt obligations to remedy the events of default. However, there can be no assurance that the Company will be successful in its attempts to restructure these debt agreements and remedy the events of default.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8 – K

None for the quarterly period ended September 30, 2003

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the cities of Hickory Valley, Tennessee and Encino, California, on the 14th day of November 2003.

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