Form 10-K
period 2003-12-31
TBA ENTERTAINMENT CORP
filed 2004-04-14
CIK 913201

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) YES [  ] NO [X].

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant (based on the closing sale price of such stock as reported on March 26, 2004 on the American Stock Exchange) was approximately $2,680,900.

     As of March 26, 2004, 7,375,400 shares of the registrant’s Common Stock were outstanding.

INTRODUCTORY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Except for historical information, the matters discussed in this Form 10-K contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include, but are not limited to: management beliefs regarding the future operations of the Company, any projections of revenues, earnings or cash flows and the plans and objectives of management for future growth or sale of the Company.

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

ITEM 1. BUSINESS.

GENERAL

     TBA Entertainment Corporation (“TBA” or the “Company”) is a strategic communications and entertainment company that creates comprehensive programs to reach and engage audiences worldwide. TBA provides a broad range of strategic communications and entertainment services through its four integrated business segments. TBA believes that its strong presence in each of these very fragmented industries has created an industry-leading integrated services company. With a base of Fortune 1,000 companies, fairs, festivals and recording artists as clients, TBA links global business with popular culture, enabling clients to maximize the impact of the message and the results achieved. TBA has offices spanning from Los Angeles to London including Nashville, Chicago, San Diego, Salt Lake City, Atlanta, and Omaha. TBA’s four business segments are as follows:

•	Corporate Communications — Develops and produces strategic communications, entertainment and special event services to corporate clients worldwide.

•	Entertainment Marketing — Creates and executes innovative entertainment marketing initiatives including music tours, television broadcasts and special events.

•	Fairs and Festivals — Develops and produces a broad range of entertainment programs, national sponsorship initiatives and seasonal programming for fairs and festival clients.

•	Artist Management — Develops and implements career strategies and corporate partnerships for some of the most successful artists in the entertainment industry.

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

PROPOSED SALE OF THE COMPANY

     On April 8, 2004, the Company signed definitive merger documents for the proposed sale of 100% of the capital stock of the Company in an all cash transaction. The proposed sale of the Company, which requires shareholder approval, is likely to close in the second quarter of 2004. The proposed terms of the transaction provide for cash consideration in the amount of $6,150,000 which, after deduction of certain transaction expenses, results in net consideration of $0.67 per share of common stock and $0.70 per share of preferred stock, subject to downward adjustment based on certain of the Company’s other expenses incurred in connection with the transaction. It is anticipated that the transaction will result in the Company no longer being a publicly traded entity.

CORPORATE COMMUNICATIONS

     The Corporate Communications division is an industry leader in the strategic development and production of innovative business communications, entertainment and special event programs that enable corporate clients to reach and engage targeted internal and business-to-business audiences worldwide. TBA utilizes award-winning creative capabilities and state-of-the-art technology to help corporate clients worldwide deliver targeted messages that educate, inspire and motivate. The Corporate Communications division targets clients with recurring needs for business communications and entertainment services. The Company’s client list encompasses a number of industry sectors including telecommunications, information technology, pharmaceuticals, food service and insurance. Representative clients include Nortel, SAP, BEA Systems, Motorola, Bristol Myers Squibb Company, McDonald’s Corporation, and State Farm.

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

     The Corporate Communications division serves its nationwide client base from offices in Chicago, Nashville, Salt Lake City and San Diego. These offices were assembled via strategic acquisitions over the past seven years. During 2002, TBA elected to close Corporate Communications offices in Atlanta, Dallas, Phoenix and New York. The closures were instituted to consolidate operations into larger, more profitable offices and, thus, reduce Company-wide expenses.

     The Company has made four strategic acquisitions over the past seven years in assembling the Corporate Communications division. The Company believes, based on its experience, that the corporate communications industry is highly fragmented. Further, the Company believes that many of its competitors consist of a number of small, primarily regional companies that provide only a limited range of services. However, the Company believes that there are other competitors who have been in business longer and have larger staffs and whose business, like the Company’s, is full service in scope. The most important competitive factors include creative and production capabilities, quality and price. The Company believes that it can compete successfully in this market by utilizing the Company’s production capabilities and existing entertainment relationships to produce an exceptional event. TBA’s commitment to providing exceptional events has developed a loyal client base. The Company also competes with in-house corporate communications staffs of existing and potential clients and with staffs of hotel and convention centers.

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

     TBA provides companies with the power to reach and engage their customers in a fresh, contemporary manner utilizing relevant programming and experiential branding techniques to integrate their company or brand into the lifestyle of their consumers. The Entertainment Marketing division seeks to develop music-marketing programs that appeal to highly focused demographic segments. In addition, corporations are increasingly utilizing entertainment personalities as advertising tools, having recognized the effectiveness of concert/tour sponsorship as a cost-effective means to reach a target audience. The Company has produced sponsored music-marketing programs for clients that include CMT, Kelloggs, General Motors, and Nescafe. In addition, the Company has produced major television broadcast events and specials for clients that include Turner Sports, NASCAR, Blockbuster and Hard Rock Café. The Company’s Entertainment Marketing division is currently characterized by a relatively small number of accounts with high revenues per account. As a result, the loss or addition of any one account could have a material effect on the Company’s revenues.

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

     The Company’s Fairs and Festivals division was assembled through two acquisitions completed in 2000. The Company believes that the fairs and festivals industry is highly fragmented and its competitors consist of primarily small, regional companies that, like the Company, have long standing relationships with their clients. The most important competitive factors are the ability to provide the fairs and festivals with quality music entertainment at a competitive price and to produce an exceptional entertainment event. The Company believes that it can compete successfully in this market by utilizing the Company’s extensive entertainment relationships with artists and artist booking agencies to secure musical talent while utilizing the Company’s production capabilities to produce a high quality event.

ARTIST MANAGEMENT

     The Artist Management division develops and implements career strategies for music industry artists, including high-profile artists in country music (such as Brooks & Dunn, Terri Clark and Clay Walker), classic rock (such as Styx and Survivor), alternative rock (such as Papa Roach) and contemporary Christian (such as Point of Grace and Jaci Velasquez). The Company, as a leader in the production of corporate communications and entertainment programs, entertainment marketing initiatives, special events and sponsorship procurement, is uniquely positioned to create opportunities for artists. Management believes that the Company’s familiarity with all facets of the entertainment industry enables it to help artists create and capitalize on opportunities. With its expertise in concert production and corporate entertainment events and its relationships with venue managers, outside concert promoters, broadcasting executives and other industry professionals, management believes that the Company is uniquely positioned to offer services that can significantly enhance the careers of its clients. The Company develops long-term career strategies and represents music industry artists in the negotiation of recording, touring, merchandising and performance contracts. Using these integrated resources, the Artist Management team is unified around the strategy of creating long-term, sustained success for the Company’s artist management clients.

     The Company has made five strategic acquisitions over the past six years in assembling the Artist Management division, including the July 2001 acquisition of Alliance Artists Ltd. The Company believes that the artist management industry is highly-fragmented and its competitors consist primarily of small independent artist managers with a limited roster of clients, although there are several participants in the industry that have capabilities and resources comparable to and, in certain respects, greater than those of the Company.

BUSINESS SEGMENT INFORMATION

     The Company classifies its operations into the four business segments discussed above. See Note 12 to the consolidated financial statements contained in Item 8 of this Form 10-K for summarized financial information concerning the Company’s reportable segments.

GOODWILL IMPAIRMENT

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which establishes accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 requires that goodwill and other intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. The Company adopted SFAS No. 142 beginning in the first quarter of 2002. The Company’s only identifiable intangible asset is goodwill.

     In accordance with the provisions of SFAS No. 142, the Company uses a two-step process when performing its annual review for goodwill impairment. The first step is to determine the fair value of the reporting unit (each of the Company’s four business segments) and compare this value to its carrying amount. The fair value is determined using a discounted future cash flow methodology. If the carrying value exceeds the fair value, a second step is required to determine whether goodwill has been impaired and if so, measure the amount of the impairment. Upon the adoption of SFAS No. 142 in the first quarter of 2002, the Company determined that the goodwill of its Fairs and Festivals unit was impaired by $1,988,600, as a result of the earnings of that unit not meeting the earnings expectations set by the Company at the time the businesses were acquired. During the annual impairment review process as of November 2003, the Company determined that its goodwill was further impaired as a result of the carrying value of three of its four business segments exceeding the fair value of those units. Accordingly, for the year ended December 31, 2003, the Company recorded goodwill impairment of $6,152,700, $3,184,000 and $1,063,500, relating to its Artist Management, Fairs and Festivals and Corporate Communications business segments, respectively. The decrease in fair value from November 2002 was due to a decrease in the projected future operating profits and cash flows from these business segments. The reduction in Artist Management is due primarily to reduced revenue projections from its artist roster and an increase in the compensation structure paid to retain senior executives. The reduction in Fairs and Festivals is due primarily to the projected revenue loss from the departure of a senior account executive. The reduction in Corporate Communications is due primarily to reduced revenue projections and gross margins due to heightened competition and an increase in the compensation structure paid to retain senior executives.

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

TRADEMARKS

     The Company has obtained registered trademarks for the “TBA Entertainment Corporation” mark for television show production and programming. The Company has also filed Intent-To-Use Trademark Applications for the “TBA Entertainment Corporation” mark for the various other classes of goods and services in which the Company’s mark will be utilized. In addition, the Company has filed or intends to file Intent-To-Use Trademark Applications for other proprietary programs developed by the Company. There can be no assurance, however, that these trademarks will proceed to registration, and if so registered, that the trademarks, in any one or more classes, will not violate the proprietary rights of others, that any registration of the trademarks or the Company’s use thereof will be upheld if challenged, or that the Company will not be prevented from using the trademarks.

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

EMPLOYEES

     As of December 31, 2003, the Company had approximately 116 full-time and part-time employees. It is the Company’s intention to manage its growth consistent with its ability to attract and retain qualified employees to manage its operations. Over the course of any given event or program, the Company evaluates the production personnel requirements and determines the extent to which it must supplement its available employee base with the use of independent contractors or part-time employees. The Company believes that its relationship with its employees and independent contractors is good.

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

RISK FACTORS

If the Company does not Achieve its Operating Plan for 2004, the Company may have Insufficient Cash Flow to Fund Operations and Pay its Debt.

     Achieving the Company’s operating plan for 2004 is critical to the future operations of the Company. Only a small portion of the Company’s expenses vary with revenue in the short term. Net income may be disproportionately affected by a reduction in revenue in 2004. Although management of the Company believes that the 2004 operating plan is achievable, if the Company does not achieve its revenue targets forecasted for 2004, it may not generate sufficient cash flows to fund future operations.

     In addition, as of December 31, 2003, the Company was in default on substantially all its long-term debt. From January 1, 2004 to April 14, 2004, the Company completed a restructuring of all debt that was in default. The Company provided its 2004 operating plan, including its 2004 cash flow projections to its debt holders. These cash flow projections were used by the debt holders in determining whether to restructure the Company’s various notes payable. Although management of the Company believes that the 2004 operating plan is achievable, if the Company does not achieve its 2004 operating plan, it may not generate sufficient cash flow to make the scheduled principal payments required pursuant to the restructured bank term loan or restructured acquisition notes payable. Failure to make scheduled principal payments would result in the Company again being in default on its long-term debt which could have a material adverse impact on the Company’s financial position and results of operations.

Key Senior Executives may Leave the Company.

     Certain of the Company’s key senior executives do not have long-term employment contracts with the Company and are not subject to any covenants prohibiting competition with the Company or solicitation of clients of the Company. In addition, the Company’s services to its customers are currently managed by a relatively small number of account executives and artist managers. Although no current key executive has informed the Company of their intent to terminate, a loss of these key senior executives and a loss of their clients could have a material adverse impact on the financial position and future operations of the Company.

Further Terrorist Attacks or Continuation of Global Economic Slowdown could Adversely Affect the Company.

     The terrorist attacks of September 11, 2001 and the global economic slowdown of 2001-2002 had a devastating impact on the operations of the Company. The Company experienced immediate program cancellations and postponements impacting greater than $15 million of revenue which management otherwise would have expected to have been realized during 2001. The economic slowdown also impacted the Company’s business activity throughout 2002. In 2003, the Company began to experience an increase in its corporate client sales activity as a result of the apparent beginning of an economic recovery. If there are further terrorist attacks or if the economic recovery does not materialize in the short term, the Company’s corporate client business may be adversely affected and, in turn, the Company’s revenue may experience another decline.

The Lengthy Sales Cycle and Increased Competition for Corporate Client Business could Adversely Affect the Company.

     The corporate communications and entertainment marketing business segments typically have a lengthy sales cycle and are subject to delays beyond the Company’s control. In addition, as a result of the tightening economy, the Company’s customers may be reluctant to purchase the Company’s services and rely instead on internally developed programs. The slowdown in the corporate client business activity in 2001 and 2002 has also created increased competition for existing business, resulting in lower gross profit margins. Whether or not within the Company’s control, delays in the sales cycle or increased competition for customers could materially affect the Company’s financial position and future operations.

The Company may Lose Customers Due to its Financial Position.

     Although the Company has experienced significant net losses for 2001-2003, the Company has successfully produced over 700 corporate communications events during that period. The Company has been able achieve these results by successfully managing its cash flow requirements, working with its vendors on payment terms and negotiating with its debt holders to restructure debt payments. However, as of December 31, 2003, the Company had a net working capital deficit of $3,947,300 and must achieve its 2004 operating plan in order to fund its operations and make scheduled principal payments on its debt. Certain of the Company’s customers may have financial requirements that the Company would be required to meet in order to become a vendor to the customer. Although no customer has indicated that the Company does not meet its financial requirements, if the Company fails to achieve its 2004 operating plan or if the financial condition of the Company worsens, such events could lead to the Company losing existing and potential customers resulting in a substantial loss of revenues.

ITEM 2. PROPERTIES.

     The Company and/or its subsidiaries have entered into lease agreements with respect to leased office space in eight cities in which the Company operates. These leases expire at various dates through December 2007. As of December 31, 2002, the Company’s wholly-owned subsidiary, TBA Entertainment Group Dallas, Inc., owned the building in which its offices and production facilities were located, as well as certain vacant land adjacent to such building. As a result of the Company’s decision to close the Dallas office, the Dallas facility was reclassified as “Asset Held for Sale” as of December 31, 2002. In February 2003, the Company sold the land and building, using the proceeds to reduce the balance of its bank credit facility.

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

     TBA believes that the properties and facilities it leases are suitable and adequate for the Company’s current business and operations. The Company anticipates that as it expands, it will require additional office space to support such growth and believes that suitable space will be available as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

     As of December 31, 2003, the Company was in default on substantially all of its bank debt and acquisition notes payable. On March 18, 2004, a Verified Complaint was filed against the Company by Richard S. Smith in the Circuit Court of Cook County, Illinois, seeking payment in full under one of acquisition notes payable by the Company. The suit seeks payment in full of all $566,751 of outstanding principal amount due under the note, plus all accrued but unpaid interest and all costs for enforcing the note, including attorneys’ fees and expenses. On March 29, 2004, the plaintiff agreed to a modification to the payment terms of the acquisition note payable and an extension of the due date until March 31, 2005. In addition, the plantiff agreed to withdraw the Verified Complaint, without prejudice, at the request of the entity proposing to acquire the Company. As of April 14, 2004, such request had not been made and the Verified Complaint had not been withdrawn.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no meetings of the Company’s shareholders or matters submitted to a vote of the Company’s shareholders during the fourth quarter of 2003. PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)	The Common Stock is listed for trading on the American Stock Exchange under the symbol “TBA.” On March 26, 2004, the last reported sale price of the Common Stock was $0.44 per share. The following table sets forth the range of high and low sales prices of the Common Stock as reported on the American Stock Exchange during each quarterly period within the two most recent fiscal years.

	HIGH	LOW
2003
First Quarter	$1.35	$0.76
Second Quarter	0.99	0.70
Third Quarter	0.93	0.50
Fourth Quarter	1.20	0.60
2002
First Quarter	$4.15	$3.10
Second Quarter	4.00	1.60
Third Quarter	2.53	1.33
Fourth Quarter	2.03	1.08

(b)	The approximate number of holders of record of Common Stock on March 26, 2004 was 147.

(c)	The Company has not paid or declared cash distributions or dividends and does not intend to pay cash dividends on the Common Stock in the foreseeable future. The Company currently intends to retain all earnings to finance the development and expansion of its operations. The declaration of cash dividends in the future will be determined by the Board of Directors based upon the Company’s earnings, financial condition, capital requirements and other relevant factors.

(d)	The following table summarizes as of December 31, 2003, the shares of Common Stock authorized for issuance under the Company’s equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to	Weighted average
	be issued upon exercise	exercise price of	Number of securities
	of outstanding options,	outstanding options,	remaining available for
Plan category	warrants and rights	warrants and rights	future issuance
Equity compensation plans approved by security holders	857,100	$4.20	542,900
Equity compensation plans not approved by security holders	40,000	4.75	—

Total:	897,100	$4.23	542,900

     The only equity compensation plan of the Company that was not approved by the Company’s stockholders is the 1995 Stock Option Plan. The options outstanding under this plan were originally granted between August 1995 and April 1996. All of such options are fully vested and expire 10 years from the date of grant.

ITEM 6. SELECTED FINANCIAL DATA

	2003	2002	2001	2000	1999
STATEMENTS OF OPERATIONS DATA (1):
Revenues	$47,932,200	$49,131,800	$60,404,800	$78,540,300	$38,618,700
Costs related to revenues	32,977,500	33,010,100	40,999,200	54,971,900	25,003,600

Gross profit margin	14,954,700	16,121,700	19,405,600	23,568,400	13,615,100
Selling, general and administrative expenses	13,623,200	16,491,000	19,764,100	19,471,900	10,578,000
Depreciation and amortization (5)	324,100	677,600	2,898,100	2,479,800	1,535,200
Goodwill impairment (5)	10,400,200	—	—	—	—
Equity in income of Joint Venture and other income	(88,400)	(478,400)	(335,200)	(272,700)	(173,000)
Net interest expense (income)	566,000	466,900	548,300	164,000	(262,100)

(Loss) income from continuing operations before income taxes	(9,870,400)	(1,035,400)	(3,469,700)	1,725,400	1,937,000
Benefit (provision) for income taxes	56,800	860,000	189,100	(1,531,600)	(770,200)

(Loss) income from continuing operations	(9,813,600)	(175,400)	(3,280,600)	193,800	1,166,800
(Loss) income from discontinued operations	—	—	(3,650,800)	(92,500)	359,200
Cumulative effect of change in accounting principle (5)	—	(1,988,600)	—	—	—

Net (loss) income	$(9,813,600)	$(2,164,000)	$(6,931,400)	$101,300	$1,526,000

EBITDA (6)	$1,419,900	$(255,700)	$(23,300)	$4,369,200	$3,210,100
(Loss) income per share from continuing operations – basic	$(1.33)	$(0.02)	$(0.45)	$0.02	$0.14
(Loss) income per share from continuing operations – diluted	$(1.33)	$(0.02)	$(0.45)	$0.02	$0.14
Weighted average common stock Outstanding – basic	7,371,900	7,364,700	7,361,900	8,055,100	8,495,200
Weighted average common stock Outstanding – diluted	7,371,900	7,364,700	7,361,900	8,070,000	8,540,000
BALANCE SHEET DATA (1):
Working capital (2)	$(3,735,500)	$(3,290,900)	$(2,636,000)	$189,700	$7,892,700
Goodwill, net(3) (5)	12,295,100	21,706,100	25,668,700	23,834,800	17,318,400
Net (liabilities) assets of discontinued operations	(211,800)	(211,800)	(228,200)	2,622,700	2,364,200
Total assets	20,656,300	27,807,800	34,407,700	39,416,900	42,383,300
Long-term debt (3) (4)	3,069,500	3,562,300	7,340,600	4,373,600	3,596,400
Treasury stock	(6,027,600)	(6,057,600)	(6,080,500)	(5,500,700)	(2,062,100)
Stockholders’ equity	5,894,200	15,566,700	17,719,900	25,242,500	27,858,800

1)	In 1999, the Company acquired a business that was discontinued in 2001. The discontinuation of this business has resulted in the reclassification of the operating results and net assets and liabilities of this business to discontinued operations for all periods presented.

The Company has completed five acquisitions from 1999 to 2001. No acquisitions were made in 2002 and 2003. Results of operations of each of these acquisitions are included from their respective acquisition dates. The accounting for these acquisitions was in accordance with purchase method of accounting.

2)	Working capital represents total current assets less total current liabilities (excluding net short-term liabilities of discontinued operations).

3)	In September 2002, the Company reduced its recorded goodwill and long-term debt by $3,518,400, representing the outstanding amount of promissory notes that were subject to earn-out adjustments at that time, as payment of such amounts were no longer considered probable. See Notes 5 and 6 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion concerning the Company’s long-term debt and acquisitions, respectively.

4)	Long-term debt excludes notes payable and current portion of long-term debt totaling $2,105,500, $1,617,200, $1,830,000, $3,049,600 and $2,913,200 as of December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

5)	Upon the adoption of SFAS No. 142, “Goodwill and other Intangible Assets” in the first quarter of 2002, the Company tested its goodwill for impairment. Based on the estimated fair market value of its fairs and festivals reporting unit, the Company recorded a goodwill impairment loss in the first quarter of 2002 of $1,988,600. Based on the annual test for goodwill impairment performed as of November 2003, the Company recorded a further goodwill impairment loss for 2003 of $6,152,700, $3,184,000 and $1,063,500, associated with the artist management, fairs and festival and corporate communications reporting units. Pursuant to SFAS No. 142, the Company stopped amortizing goodwill on January 1, 2002. For the years ended December 31, 2001, 2000 and 1999, goodwill amortization was $2,105,700, $1,800,000 and $940,900, respectively.

6)	EBITDA is defined as earnings from continuing operations before interest income and expense, income taxes, depreciation and amortization, goodwill impairment charges, cumulative effect of change in accounting principle and reversal of prior years’ accrued interest. EBITDA is presented supplementally because management believes it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance or liquidity as promulgated under accounting principles generally accepted in the United States (such as net income (loss) or cash provided by or used in operating, investing or financing activities), nor should it be considered as an indicator of the overall financial performance of the Company. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

     The calculation of EBITDA is shown below:

	2003	2002	2001	2000	1999
Net (loss) income	$(9,813,600)	$(2,164,000)	$(6,931,400)	$101,300	$1,526,000
Goodwill impairment	10,400,200	—	—	—	—
Cumulative effect of change in accounting principle	—	1,988,600	—	—	—
Loss (income) from discontinued operations	—	—	3,650,800	92,500	(359,200)
Income tax (benefit) provision	(56,800)	(860,000)	(189,100)	1,531,600	770,200
Net interest expense (income)	566,000	466,900	548,300	164,000	(262,100)
Reversal of prior years’ accrued interest	—	(364,800)	—	—	—
Depreciation and amortization	324,100	677,600	2,898,100	2,479,800	1,535,200

EBITDA	$1,419,900	$(255,700)	$(23,300)	$4,369,200	$3,210,100

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

     The Company has built this comprehensive communications and entertainment business model through a combination of internal growth and strategic acquisitions. Since April 1997, the Company has completed 11 strategic acquisitions and has built a comprehensive network of eight offices to serve its client base. In 2001, the Company completed the acquisitions of Moore Entertainment, Inc. (“Moore”) in February and Alliance Artists, Ltd. (“Alliance”) in July (collectively, the “2001 Acquisitions”). The results of operations of the 2001 Acquisitions are included from the corresponding acquisition dates. There were no acquisitions in 2003 or 2002.

GENERAL

Business Segments

     In accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company classifies it operations according to four business segments. See Note 12 to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for summarized financial information concerning the Company’s reportable segments.

Critical Accounting Policies

     In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy”, the Company identified the most critical accounting principles upon which its financial status depends. The Company determined the critical accounting principles to be related to revenue recognition, costs related to revenue and impairment of goodwill.

Revenue Recognition

     The Company continues to derive a majority of its revenues (63%, 61%, and 70% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively) from the production of innovative business communications programs to help corporate clients reach and engage their target audiences. The Company helps businesses effectively communicate their message via a broad range of business communications, meeting production, and entertainment production services. The Company receives a fee for providing these services, which may include developing creative content, providing comprehensive project management and arranging for live entertainment and related production services. Revenue is recognized when an event occurs. Costs of producing the event are also deferred until the event occurs. At December 31, 2003, deferred revenue was $5,366,800 compared to $3,560,200 at December 31, 2002. The increase is due primarily to deferred revenue having been received by December 31, 2003 on several new programs to be produced in the first and second quarters of 2004.

     The remainder of the Company’s revenues are generated from its roster of artist clients (10%, 10% and 6% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively), entertainment marketing clients (6%, 8% and 8% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively) and fairs and festivals clients (21%, 21% and 16% of total revenues for the years ended December 31, 2003, 2002 and 2001). Commissions received from artists’ earnings are recognized in the period during which the artist earns the revenue. There are generally only minimal direct costs associated with generating revenue from artist clients. Entertainment marketing revenues and cost of revenues are recognized when the services are completed for each program or, for those programs with multiple events, apportioned to each event and recognized as each event occurs. Fairs and festivals also recognize revenue and cost of revenues when the services are completed for each program and when the event has occurred.

Costs Related to Revenue

     Costs related to revenue is comprised of all costs associated with the production of an event, including talent fees, contracted services, equipment rentals, costs associated with the production of audio-visual effects and the cost of internal production labor. Direct out-of-pocket costs are deferred until the event occurs. Internal production labor costs are expensed as incurred. At December 31, 2003, deferred costs were $999,800 compared to $1,030,700 at December 31, 2002.

Goodwill and Other Intangible Assets

     In July 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” The Company adopted SFAS No. 142 beginning with the first quarter of 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. Accordingly, the Company ceased amortization of all goodwill, which is its only intangible asset with an indefinite useful life, on January 1, 2002. The Company has no other identified intangible assets.

     In accordance with the provisions of SFAS No. 142, the Company performs its annual review of impairment of goodwill in accordance with the provisions of SFAS No. 141 by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. If the fair value is less than the carrying value, then the Company measures potential impairment by assigning the assets and liabilities of the Company to the reporting unit and comparing the implied value of goodwill to its carrying value.

     Upon the adoption of SFAS No. 142 in the first quarter of 2002, the Company determined that the goodwill of its Fairs and Festivals unit was impaired by $1,988,600, as a result of the earnings of that unit not meeting the earnings expectations set by the Company at the time the businesses were acquired. During the annual impairment review process as of November 2003, the Company determined that its goodwill was further impaired as a result of the carrying value of three of its four business segments exceeding the fair value of those units. Accordingly, for the year ended December 31, 2003, the Company recorded goodwill impairment of $6,152,700, $3,184,000 and $1,063,500, relating to its Artist Management, Fairs and Festivals and Corporate Communications business segments, respectively.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

     Revenues decreased $1,199,600, or 2%, to $47,932,200 for 2003 from $49,131,800 for 2002. Revenues from corporate clients increased 1% to $30,389,100 for 2003 from $29,966,700 for 2002. In late 2002, the Company closed corporate client group offices in New York, Dallas and Atlanta to consolidate operations into larger, more profitable offices. These closed offices accounted for $2,949,100 of revenues and 32 corporate client events in 2002. Excluding the impact from these closed offices, corporate client revenues for the remaining offices increased $3,371,500 or 12%, and the number of corporate client events remained relatively unchanged at 188. The average revenue per event in the remaining offices increased to $161,600 per event for 2003, composed to $135,900 per event for 2002. The increase in revenues and in average revenue per event in the remaining offices resulted primarily from two, new large events in the 2003 period with revenue in excess of $2 million.

     Revenues from entertainment marketing clients decreased $1,129,800 or 27% from $4,116,400 in 2002 to $2,986,600 in 2003. The decrease is due primarily to the loss of programs formerly produced by an employee who terminated his employment with the

Company in early 2003. Revenues from artist clients were $4,634,600 for 2003, which is relatively unchanged from 2002. There were no significant changes in the Company’s artist roster between periods. Revenues from fairs and festivals clients decreased $454,000 or 4%, from $10,375,900 in 2002 to $9,921,900 in 2003, primarily due to both a decrease in the number of fair and festival clients for which the Company executed buy/sell arrangements with respect to artist performances and to a decrease in average revenue per such arrangement.

     Cost of revenues decreased $32,600 from $33,010,100 for 2002 to $32,977,500 for 2003. Cost of revenues, as a percentage of revenues, increased from 2002 to 2003, resulting in a decrease in gross profit margin to 31.2% for 2003 from 32.8% in 2002. The decrease in the total gross margin percentage is due primarily to lower gross margins on corporate client events in the 2003 period due to increased competitive pricing to secure new corporate events. This decrease was partially offset by an increase in gross margins on entertainment marketing programs as more programs were produced for a flat fee, with minimal cost of revenues.

     Selling, general and administrative expenses decreased $2,867,800, or 17%, to $13,623,200 for 2003 compared to $16,491,000 for 2002. The decrease results primarily from cost savings in the corporate client group, including reduced expenses from the closure of the New York, Dallas and Atlanta offices in late 2002, reductions in overall headcount and related compensation costs, and a reduction in travel related and other general and administrative costs. The reduction was partially offset by increased compensation costs incurred in 2003 in the artist client group due to the addition of new artist managers and the restructuring of compensation agreements to retain certain existing artist managers.

     Depreciation expense decreased $353,500, or 52%, to $324,100 for 2003 from $677,600 for 2002. The decrease resulted primarily from the disposal of equipment from three offices, which were closed in 2002, and full depreciation of other fixed assets.

     In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangibles”, the Company performs its annual review for goodwill impairment in November of each year. Based on the results of the November 2003 test, the Company determined the carrying value for three of its four business segments exceeded the fair value of those business segments. Accordingly, the Company recorded a goodwill impairment charge of $10,400,200 in the fourth quarter of 2003. No annual goodwill impairment charge was recorded in 2002.

     Other income includes proceeds from the sale of the Company’s interest in a joint venture, formed to produce an entertainment marketing program in 2000 and 2001. For the years 2003 and 2002, the Company recognized $70,700 and $63,000 of income, respectively, from this sale. Other income for the 2002 period also included $364,800 from the reversal of accrued interest expense recorded in prior years associated with contingent promissory notes payable related to certain of the Company’s acquisitions in 1999-2001. The Company is no longer accruing interest on this contingent purchase price consideration until the actual payment is determined.

     Net interest expense increased $99,100, or 21% to $566,000 for 2003 from $466,900 for 2002. The change is attributable primarily to increased interest expense associated with additional bank borrowings in 2003, an increase in the interest rate paid on certain acquisition notes payable due to the Company being in default in 2003 and the amortization to interest expense of the fair market value of warrants issued in May 2003 in connection with the restructuring of the Company’s bank term loan.

     The income tax benefit for the 2003 period is $56,800, or 0.6%, on a loss from continuing operations before income taxes of $9,870,400. This compares to an income tax benefit of $860,000, or 83%, for the 2002 period on a loss from continuing operations before income taxes of $1,035,400. The effective tax rates reflect statutory tax rates adjusted for estimated book/tax differences. The primary reason contributing to the large income tax benefit in the prior year was the recoverable federal taxes paid in years prior to 2002. As of December 31, 2002, the Company had utilized the majority of its income tax carrybacks. As of December 31, 2003, the Company had a net deferred tax asset of $5,253,200, related primarily to net operating loss carryforwards and the timing of deductibility of goodwill amortization and impairment charges. The Company has recorded a valuation allowance equal to the net deferred tax asset. Realization of the future tax benefits related to this deferred tax asset is dependent upon many factors, including the ability to generate taxable income within the Company’s net operating loss carry forward period. Until the Company recognizes net income, no further tax benefit will be recognized.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     Revenues decreased $11,273,000, or 19%, to $49,131,800 for 2002 from $60,404,800 for 2001. Revenues from the corporate client group decreased $12,227,500, or 29%, from $42,194,200 in 2001 to $29,966,700 in 2002. The number of corporate client events decreased to 227 in 2002 from 288 in 2001, due to a reduction in customer demand during 2002 as a result of the continued impact of the September 11, 2001, terrorist attacks and the global economic slowdown which began in 2001 and continued throughout 2002.

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

     Revenues from the entertainment marketing client group decreased $754,900, or 15%, from $4,871,100 in 2001 to $4,116,400 in 2002. The decrease is primarily due to two larger 2001 entertainment marketing programs that did not repeat in 2002. The decrease was partially offset by an increase in the number of smaller entertainment marketing programs and promoted music tour dates occurring in 2002. Revenues from artist clients, which were not significantly impacted by the September 11, 2001, terrorist attacks, increased $1,013,100, or 28%, to $4,672,800 in 2002 from $3,659,700 in 2001. Of this increase, $458,400 is attributed to a full year of operations of Alliance, which was acquired in July 2001. The remaining increase is due to revenues generated by TBA’s expanding roster of artist clients. Revenues from the fairs and festivals client group increased $695,900, or 7%, to $10,375,900 in 2002 from $9,680,000 in 2001. This increase is reflective of the 25% increase in the number of fairs and festivals programs represented by TBA to 217 in 2002 from 174 in 2001.

     Cost of revenues decreased $7,989,100, or 19%, to $33,010,100 for 2002 from $40,999,200 for 2001. The decrease is attributable to the overall decrease in revenues for the corporate client and entertainment marketing client groups from 2001 to 2002. Cost of revenues, as a percentage of revenues, decreased 1%, resulting in an increase in gross profit margin to 33% for 2002 from 32% in 2001. The increase is primarily attributable to the 28% increase in artist client revenues, which generally have minimal direct costs of revenues, offset by lower gross profit margins on revenues from the corporate communications and entertainment marketing client groups. The lower gross profit margins are a result of a more competitive corporate environment brought about by the global economic slowdown and an increase in the number of promoted music tour dates, which generally have a lower gross profit margin.

     Selling, general and administrative expenses decreased $3,273,100, or 17%, to $16,491,000 for 2002 from $19,764,100 for 2001. The decrease results primarily from a comparative decrease in sales expense attributable to the reduced level of revenues and cost savings implemented beginning in the third quarter of 2001, including reductions in headcount and related compensation costs, elimination of costs attributable to unprofitable operations, elimination of certain incentive compensation costs and a reduction in travel-related and other general and administrative expenses. The decrease is partially offset by the impact of incremental selling, general and administrative expenses associated with the 2001 Acquisitions, a $250,000 reserve for an account receivable from a corporate client in bankruptcy, a $481,600 accrual for termination costs associated with closed offices and approximately $280,000 of costs associated with the termination of certain transactional discussions.

     Excluding 2001 goodwill amortization of $2,069,800, depreciation expense and other amortization decreased $150,700, or 18%, to $677,600 in 2002 from $828,300 for 2001. The decrease results primarily from the retirement of certain equipment and other equipment being fully depreciated. The Company adopted SFAS No. 142 in 2002 and no longer amortizes goodwill.

     Other income for 2002 includes $364,800 from the reversal of accrued interest expense recorded in prior years associated with contingent promissory notes payable related to certain of the Company’s acquisitions in 1999-2001. The Company is no longer accruing interest on this contingent purchase price consideration because payment is not considered probable. Other income for both years included income from a joint venture, which provided for the Company to receive a percentage of gross revenues of the joint venture. The Company received $63,000 in 2002 compared to $299,700 in 2001 under this agreement. In December 2002, the Company sold its interest in the joint venture.

     Net interest expense decreased $81,400, or 15%, to $466,900 for 2002, versus net interest expense of $548,300 for 2001. The decrease is attributable primarily to no longer accruing interest expense related to contingent purchase price consideration and lower interest expense from repayments of other acquisition notes payable, partially offset by increased interest expense associated with additional bank borrowings.

     The income tax benefit for 2002 is $860,000 or 83%, on a loss from continuing operation before taxes of $1,035,400 compared to an income tax benefit of $189,100, or 5%, for 2001 on a loss from continuing operations before taxes of $3,469,700, and reflects statutory tax rates adjusted for estimated permanent book/tax differences. The primary reason contributing to the income tax benefit increase in the current year is the additional recoverable federal taxes paid in prior years. At December 31, 2002, the Company had utilized the majority of its tax carrybacks.

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

LIQUIDITY AND CAPITAL RESOURCES

     Although the operations of the Company, excluding the impact of goodwill impairment, improved in 2003 over 2002, the Company is still recovering from the impact of the September 11, 2001 terrorist attacks and the global economic slowdown, which significantly reduced cash flows and resulted in a working capital deficit of $2,912,200, including $1,830,000 of notes payable and current portion of long-term debt, as of December 31, 2001. The Company took aggressive actions beginning in the third quarter of 2001 to reduce expenses in response to the significant continuing reduction in revenues attributable to those events. Those actions have brought the Company’s expenses in line with the lower revenues. However, in 2002 and 2003, the Company has not been successful in restructuring its bank debt and acquisition notes payable on a long-term basis. Accordingly, payment commitments under its long-term debt have prevented the Company from improving its working capital deficit. In order to better manage its ongoing cash requirements, the Company elected to forego making some of the scheduled principal payments on its bank term loan as well as scheduled principal payments on certain of its acquisition notes payable beginning in June 2003.

     As a result of the payment reductions in 2003, the Company was in default on substantially all its long-term debt as of December 31, 2003. From January 1, 2004 to April 14, 2004, the Company completed the renegotiation of the terms of all debt that was in default. The renegotiated terms extended the term of its bank term loan to March 31, 2005 and provided for a reduction in the current maturities of long-term debt due in 2004 to $2,105,500 from $4,692,200. The Company has no borrowing capabilities under any of its loan agreements as of December 31, 2003 and April 14, 2004. The Company’s liquidity needs for the foreseeable future continue to be primarily for repayment of indebtedness and for working capital. Capital expenditures will be focused on equipment replacements and are not expected to be significant. Based on current cash flow projections for 2004, management believes that the Company’s future cash flows from operations and current cash reserves will be sufficient to satisfy its current and future debt service, working capital requirements and maintain debt covenant compliance through at least March 31, 2005. However, there can be no assurance that management’s assumptions will correspond to actual events.

     The Company is also exploring strategic opportunities for the Company. The Company has retained an investment-banking firm to assist the Company in evaluating a variety of transactional and financing alternatives. On April 8, 2004, the Company signed definitive merger documents for the proposed sale of 100% of the capital stock of the Company. The proposed sale, which requires shareholder approval, is expected to close in the second quarter of 2004. Upon consummation of the transaction, it is anticipated that the Company will no longer be a publicly traded entity. Since the transaction requires shareholder approval, which has not yet been given as of April 14, 2004, and is subject to additional conditions to closing, there can be no assurances that the transaction will be consummated.

     At December 31, 2003, the Company had cash and cash equivalents of $2,620,900 and a working capital deficit of $3,947,300, which includes $2,105,500 of notes payable and the current portion of long-term debt and $211,800 of net liabilities from discontinued operations. At December 31, 2002, the Company had cash and cash equivalents of $1,527,800 and a working capital deficit of $3,502,700, which includes $1,617,200 of notes payable and current portion of long-term debt and $211,800 of net liabilities from discontinued operations.

Cash Flow Statement Analysis

     Summarized Statements of Cash Flow

	FOR THE YEARS ENDED DECEMBER 31,
	2003	2002	2001
Net cash (used in) provided by:
Operating activities	$2,068,000	$1,540,500	$1,646,700
Investing activities	(310,900)	(1,637,100)	(1,812,100)
Financing activities	(664,000)	(511,800)	(794,100)
Discontinued operations	—	(15,000)	(640,400)

Net increase (decrease) in cash and cash equivalents	$1,093,100	$(623,400)	$(1,599,900)

     Cash provided by continuing operations was $2,068,000, $1,540,500, and $ 1,646,700 for 2003, 2002 and 2001, respectively. Despite net losses in each of the last three years, the Company was able to generate positive cash flows from operations primarily from managing the timing of collections of accounts receivable and payment of accounts payable and accrued liabilities and the timing of collection of deferred revenues and payment of deferred charges associated with programs occurring in the following year.

     Cash used in investing activities was $310,900, $1,637,100, and $ 1,812,100, in 2003, 2002 and 2001, respectively. In all years, cash was used to fund additional earn-out payments for acquisitions made in prior years. In 2001, initial cash payments were also made to acquire Moore ($1,100,000) and Alliance ($100,000). In 2003, the Company realized proceeds of $503,300 from the sale of its Dallas office facility. Capital expenditures were $51,900, $51,600, and $376,200 in 2003, 2002 and 2001, respectively, and represent primarily replacements of computer equipment.

     Cash used in financing activities was $664,000, $511,800, and $794,100 for 2003, 2002, and 2001, respectively, resulting primarily from the net payment of bank and acquisition debt and from the 2001 purchases of treasury shares pursuant to the Company’s stock repurchase program. No shares were repurchased in 2002 or 2003.

Contractual Obligations

     Future minimum annual commitments under bank and other debt agreements, non-cancelable operating leases and employment obligations as of December 31, 2003, are as follows:

	Payments Due By Period
		Less Than 1		3 - 5	More Than 5
Contractual Obligations	Total	Year	1 - 3 Years	Years	Years
Long-term debt - bank and other	$5,175,000	$2,105,500	$2,971,800	$97,700	$—
Operating leases	1,576,400	740,900	787,200	46,100	2,200
Employment obligations	4,656,200	1,900,000	2,056,200	700,000	—

Total	$11,407,600	$4,746,400	$5,815,200	$843,800	$2,200

     Capital expenditures will be focused on equipment replacements and are not expected to be significant.

Other Recently Issued Accounting Standards.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards on the classification and measurement of financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 in fiscal 2003 did not have a material impact on the financial position or results of operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Impact of Interest Rate Changes

     The Company’s market risk relates to interest rate exposure on short-term borrowings. The Company does not use financial instruments for trading or other speculative purposes. Borrowings on the Company’s bank credit facility are at variable interest rates. All other borrowings are at fixed rates. At December 31, 2003, the interest on the Company’s bank credit facility was 4.68%. Management believes that a hypothetical adverse movement in the interest rates of ten percent of such recent rates would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements required by this item are filed herewith:

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
TBA Entertainment Corporation
Encino, California

We have audited the accompanying consolidated balance sheets of TBA Entertainment Corporation (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated statements of operations, stockholders’ equity and cash flows of TBA Entertainment Corporation and subsidiaries for the year ended December 31, 2001 (before revision) were audited by other auditors, who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated April 16, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TBA Entertainment Corporation and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed above, the financial statements of TBA Entertainment Corporation and subsidiaries as of December 31, 2001, and for the year then ended, were audited by other auditors, who have ceased operations. As described in Note 4, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and other Intangible Assets,” which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 4 with respect to 2001 included (i) agreeing the previously reported net income in the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the disclosures for 2001 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

The quarterly financial data in Note 13 contain information that we did not audit, and, accordingly, we do not express an opinion on that data. We did not review the quarterly data for the three month period ended March 31, 2002 in accordance with standards established by the American Institute of Certified Public Accountants because we were not engaged to do so.

/s/ BDO SEIDMAN, LLP

Los Angeles, California
March, 11, 2004, except for Notes 5 and 11 which are as of April 14, 2004

This report is a conformed copy of the report previously issued by Arthur Anderson LLP and has not been reissued.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TBA Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of TBA Entertainment Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Los Angeles, California
April 16, 2002

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND 2002

	2003	2002
Current assets:
Cash and cash equivalents	$2,620,900	$1,527,800
Accounts receivable, net of allowance for doubtful accounts of $165,600 and $378,900, respectively	3,242,200	1,993,800
Asset held for sale, net	—	548,700
Deferred charges and other current assets	1,882,200	1,105,800

Total current assets	7,745,300	5,176,100
Property and equipment, net	377,000	653,600
Other assets, net:
Goodwill	12,295,100	21,706,100
Other	238,900	272,000

Total assets	$20,656,300	$27,807,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2003	2002
Current liabilities:
Accounts payable and accrued liabilities	$4,008,500	$3,289,600
Deferred revenue	5,366,800	3,560,200
Notes payable and current portion of long-term debt	2,105,500	1,617,200
Net short-term liabilities from discontinued operations	211,800	211,800

Total current liabilities	11,692,600	8,678,800
Long-term debt, net of current portion	3,069,500	3,562,300

Total liabilities	14,762,100	12,241,100

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 1,000,000 shares, 2,000 shares of Series A convertible preferred stock outstanding, liquidation preference $100	100	100
Common stock, $.001 par value, authorized 20,000,000 shares, 8,857,200 shares issued, 7,375,400 and 7,368,100 shares outstanding, respectively	8,900	8,900
Additional paid-in capital	30,688,300	30,577,200
Retained deficit	(18,775,500)	(8,961,900)
Less treasury stock, at cost, 1,481,800 and 1,489,200 shares, respectively	(6,027,600)	(6,057,600)

Total stockholders’ equity	5,894,200	15,566,700

Total liabilities and stockholders’ equity	$20,656,300	$27,807,800

The accompanying notes are an integral part of these consolidated balance sheets.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2003	2002	2001
Revenues	$47,932,200	$49,131,800	$60,404,800
Costs related to revenues	32,977,500	33,010,100	40,999,200

Gross profit margin	14,954,700	16,121,700	19,405,600
Selling, general and administrative expenses	13,623,200	16,491,000	19,764,100
Depreciation and amortization expense	324,100	677,600	2,898,100
Goodwill impairment	10,400,200	—	—
Other income, net	(88,400)	(478,400)	(335,200)
Interest expense, net	566,000	466,900	548,300

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(9,870,400)	(1,035,400)	(3,469,700)
Benefit for income taxes	56,800	860,000	189,100

Loss from continuing operations before cumulative effect of change in accounting principle	(9,813,600)	(175,400)	(3,280,600)

Discontinued operations (Notes 2 and 7):
Loss from operations, net of income tax benefit of $321,900	—	—	(1,260,000)
Loss on disposition of discontinued operations, net of income tax benefit of $42,100	—	—	(2,390,800)

Loss from discontinued operations	—	—	(3,650,800)
Cumulative effect of change in accounting principle	—	(1,988,600)	—

Net loss	$(9,813,600)	$(2,164,000)	$(6,931,400)

Loss per common share - basic:
Loss from continuing operations	$(1.33)	$(0.02)	$(0.45)
Loss from discontinued operations	—	—	(0.49)
Cumulative effect of change in accounting principle	—	(0.27)	—

Net loss per common share – basic	$(1.33)	$(0.29)	$(0.94)

Loss per common share - diluted:
Loss from continuing operations	$(1.33)	$(0.02)	$(0.45)
Loss from discontinued operations	—	—	(0.49)
Cumulative effect of change in accounting principle	—	(0.27)	—

Net loss per common share – diluted	$(1.33)	$(0.29)	$(0.94)

The accompanying notes are an integral part of these consolidated statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL
					PAID-IN
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL
BALANCES, January 1, 2000	2,200	$100	8,857,100	$8,900	$30,600,700
Issuance of treasury stock for employee stock purchase plan	—	—	—	—	(11,400)
Repurchase of common stock	—	—	—	—	—
Conversion of preferred stock into common stock	(200)	—	100	—	—
Net loss	—	—	—	—	—

BALANCES, December 31, 2001	2,000	100	8,857,200	8,900	30,589,300
Issuance of treasury stock for employee stock purchase plan	—	—	—	—	(12,100)
Net loss	—	—	—	—	—

BALANCES, December 31, 2002	2,000	100	8,857,200	8,900	30,577,200
Issuance of treasury stock for employee stock purchase plan	—	—	—	—	(25,300)
Issuance of warrants	—	—	—	—	136,400
Net loss	—	—	—	—	—

BALANCES, December 31, 2003	2,000	$100	8,857,200	$8,900	$30,688,300

[Additional columns below]

[Continued from above table, first column(s) repeated]

	RETAINED	TREASURY STOCK		TOTAL
	EARNINGS			STOCKHOLDERS’
	(DEFICIT)	SHARES	AMOUNT	EQUITY
BALANCES, January 1, 2000	$133,500	1,349,500	$(5,500,700)	$25,242,500
Issuance of treasury stock for employee stock purchase plan	—	(10,000)	40,800	29,400
Repurchase of common stock	—	155,300	(620,600)	(620,600)
Conversion of preferred stock into common stock	—	—	—	—
Net loss	(6,931,400)	—	—	(6,931,400)

BALANCES, December 31, 2001	(6,797,900)	1,494,800	(6,080,500)	17,719,900
Issuance of treasury stock for employee stock purchase plan	—	(5,600)	22,900	10,800
Net loss	(2,164,000)	—	—	(2,164,000)

BALANCES, December 31, 2002	(8,961,900)	1,489,200	(6,057,600)	15,566,700
Issuance of treasury stock for employee stock purchase plan	—	(7,400)	30,000	4,700
Issuance of warrants	—	—	—	136,400
Net loss	(9,813,600)	—	—	(9,813,600)

BALANCES, December 31, 2003	$(18,775,500)	1,481,800	$(6,027,600)	$5,894,200

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(9,813,600)	$(2,164,000)	$(6,931,400)
Adjustments to reconcile net loss to net cash provided by continuing operations:
Cumulative effect of change in accounting principle	—	1,988,600	—
Impairment loss associated with goodwill	10,400,200	—	—
Loss from discontinued operations	—	—	3,650,800
Depreciation and amortization	324,100	677,600	2,898,100
Loss on disposal of assets	6,600	176,200	300
Bad debt expense	70,000	250,000	216,000
Reversal of interest expense related to reduction of acquisition notes	—	(591,400)	—
Changes in operating assets and liabilities, net of acquisitions
(Increase) decrease in accounts receivable	(1,318,400)	(669,500)	2,376,600
(Increase) decrease in deferred charges and other current assets	(1,132,300)	1,721,500	(242,200)
Decrease (increase) in other assets	244,100	(373,100)	(144,000)
Increase (decrease) in accounts payable and accrued liabilities	1,537,200	298,900	(1,195,800)
Increase in deferred revenue	1,750,100	225,700	1,018,300

Net cash provided by continuing operations	2,068,000	1,540,500	1,646,700

Cash flows from investing activities:
Acquisition of and investment in businesses, net of cash acquired	(762,300)	(1,585,500)	(1,435,900)
Expenditures for property and equipment	(51,900)	(51,600)	(376,200)
Proceeds from sale of Dallas building and land	503,300	—	—

Net cash used in investing activities	(310,900)	(1,637,100)	(1,812,100)

Cash flows from financing activities:
Net (repayments) borrowings on credit lines	(92,500)	612,000	629,500
Proceeds from borrowings	751,900	1,000,000	1,050,000
Repayments of long-term debt	(1,328,000)	(2,134,600)	(1,882,500)
Repurchase of common stock	—	—	(620,500)
Issuance of treasury stock for employee stock purchase plan	4,600	10,800	29,400

Net cash used in financing activities	(664,000)	(511,800)	(794,100)

Net cash used in discontinued operations	—	(15,000)	(640,400)

Net increase (decrease) in cash and cash equivalents	1,093,100	(623,400)	(1,599,900)
Cash and cash equivalents – beginning of year	1,527,800	2,151,200	3,751,100

Cash and cash equivalents - end of year	$2,620,900	$1,527,800	$2,151,200

Supplemental cash flow information for continuing operations:
Cash paid during the year for interest	$281,000	$433,200	$693,600
Cash paid during the year for income taxes	111,900	58,200	344,500
Cash refunds received during the year for income taxes	195,900	2,114,400	—
Supplemental non-cash investing and financing activities for continuing operations:
Reversal of goodwill related to reduction of acquisition notes	$—	$3,518,400	$—

The accompanying notes are an integral part of these consolidated statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

1.	Company Description and Proposed Sale of Company

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

     On April 8, 2004, The Company signed definitive merger documents for the proposed sale of 100% of the common stock of the Company. See footnote 11 “Subsequent Event – Proposed Sale of the Company” for further discussion.

2.	Basis of Financial Presentation

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Discontinued Operations

     During the first quarter of 2002, the Company approved a formal plan to discontinue its merchandising operations in order to better focus on its core business as a strategic communications and entertainment company. The disposition of the merchandising operations represents the disposal of a business segment under Accounting Principles Board (“APB”) Opinion No. 30. Accordingly, this former segment is accounted for as a discontinued operation.

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

Cash and Cash Equivalents

     Cash and cash equivalents consist primarily of cash in banks and highly liquid investments purchased with an original maturity of three months or less. Cash and cash equivalents’ carrying amounts approximate fair value. The Company holds its investments in highly qualified financial institutions. The Company maintains an aggregate cash balance of $2,247,800 in excess of federally insured limits at certain financial institutions as of December 31, 2003.

Property and Equipment

     Property and equipment consists of the following as of December 31, 2003 and 2002:

	2003	2002
Leasehold improvements	$208,100	$208,100
Furniture, fixtures and equipment	2,849,000	2,867,300

	3,057,100	3,075,400
Less - accumulated depreciation and amortization	(2,680,200)	(2,421,800)

Property and equipment, net	$377,000	$653,600

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

Goodwill and Other Intangible Assets

     In July 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” The Company adopted SFAS No. 142 beginning with the first quarter of 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. Accordingly, the Company ceased amortization of all goodwill, which is its only intangible asset with an indefinite useful life, on January 1, 2002. The Company has no other identified intangible assets.

     In accordance with the provisions of SFAS No. 142, the Company performs its annual review of impairment of goodwill in accordance with the provisions of SFAS 141 by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. If the fair value is less than the carrying value, then the Company measures potential impairment by assigning the assets and liabilities of the Company to the reporting unit and comparing the implied value of goodwill to its carrying value. The Company’s goodwill and intangibles are discussed further in Note 4.

Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following at December 31, 2003 and 2002:

	2003	2002
Accounts payable	$906,300	$1,575,800
Accrued payroll and related taxes	978,900	801,800
Due to sellers of acquired businesses	130,700	226,500
Accrued interest expense	88,400	28,700
Other accrued expenses	1,904,200	656,800

	$4,008,500	$3,289,600

Accounting for Stock Options

     The Company has adopted the intrinsic value method of accounting for employee stock options as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (SFAS No. 123) and discloses the pro forma effect on net loss and loss per share as if the fair value based method had been applied. For equity instruments, including stock options, issued to non-employees, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable is used to determine the value of services or goods received and the corresponding charge to operations.

     The following table illustrated the effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	2003	2002
Net loss: as reported	$(9,813,600)	$(2,164,000)
Deduct: Stock based employee compensation, net of related tax effects, involved in the determination of net loss as reported	—	—
Add: Total stock based employee compensation expense determined under fair value method for all awards	(143,400)	(143,400)

Pro forma loss	$(9,957,000)	$(2,307,400)

Loss per share basic and diluted:
As reported	$(1.33)	$(0.29)
Pro forma	$(1.35)	$(0.31)

     As required by SFAS 123, the Company provides the following disclosure of estimated values for these awards. The weighted-average grant-date fair value of options granted during 2001 was estimated to be $1.68. No options were granted in 2003 or in 2002.

     The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2001: risk free interest rate of 4.64%, expected life of 3 years; volatility of 47% and no assumed dividends.

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

Concentration of Risk

     One of the Company’s customers, SAP, accounted for 21% of revenues in 2001. No customers accounted for more than ten percent of revenues in 2003 and in 2002. The Company had one customer who accounted for more than ten percent of accounts receivable at December 31, 2003 and none at December 31, 2002.

Earnings per Common Share

     The following table sets forth the computation of basic and diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Basic Earnings Per Common Share:
Net loss from continuing operations before cumulative effect of change in accounting principle	$(9,813,600)	$(175,400)		$(3,280,600)
Weighted average common stock outstanding	7,371,900	7,364,700		7,361,900

Basic loss per common share from continuing operations before cumulative effect of change in accounting principle	$(1.33)	$(0.02)		$(0.45)

Diluted Earnings Per Common Share:
Net loss from continuing operations before cumulative effect of change in accounting principle	$(9,813,600)	$(175,400)	$	(3,280,600)

Weighted average common stock outstanding	7,371,900	7,364,700		7,361,900
Additional common stock resulting from dilutive securities
Preferred stock	—	—		—
Warrants	—	—		—

Weighted average common stock and dilutive securities outstanding	7,371,900	7,364,700		7,361,900

Diluted loss per common share from continuing operations before cumulative effect of change in accounting principle	$(1.33)	$(0.02)		$(0.45)

     Options and warrants to purchase 904,100, 1,354,100, and 1,485,800 shares of common stock in 2003, 2002 and 2001, respectively, were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates.

Other Recently Issued Accounting Standards.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards on the classification and measurement of financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 in fiscal 2003 did not have a material impact on the financial position or results of operations of the Company.

Reclassifications

     Certain reclassifications have been made to the 2002 consolidated financial statements to conform with classifications used in 2003.

4.	Goodwill and Other Intangible Assets

     SFAS No. 142 requires that goodwill and other intangibles be tested annually for impairment using a two-step process. The first step is to determine the fair value of the reporting unit and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. If the carrying value exceeds the fair value, a second step is required to determine whether goodwill has been impaired and if so, measure the amount of the impairment. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit’s assets and liabilities under a hypothetical purchase price allocation. At the time of adoption, based on the first step evaluation performed to adopt SFAS No. 142, using a discounted future cash flow methodology, the Company did not identify any potential goodwill impairment, except for goodwill associated with its fairs and festivals group. The Company completed the step two process analyses in the third quarter of 2002. Based on the estimated fair market value of the reporting unit, the Company recorded a goodwill impairment loss in the first quarter of 2002 of $1,988,600 associated with the fairs and festivals reporting unit, which has been recorded as a cumulative effect of change in accounting principle in the accompanying Consolidated Statements of Operations. The impairment is the result of the businesses included in the fairs and festivals reporting unit not meeting the earnings expectations set by the Company at the time the businesses were acquired.

     The Company has elected to perform its annual impairment testing in November of each year. No further goodwill was identified as impaired in 2002, based on the annual impairment review process performed as of November 2002. Based on the annual impairment review process preformed at November 2003, the Company determined that goodwill for three of its reporting units is impaired. Based on the estimated fair value of the reporting units, the Company reduced the recorded goodwill of the artist management, fairs and festivals and corporate communications reporting units by $6,152,700, $3,184,000 and $1,063,500, respectively. The decrease in fair value from November 2002 was due to a decrease in the projected future operating profits and cash flows from these business segments. The reduction in Artist Management is due primarily to reduced revenue projections from its artist roster and an increase in the compensation structure paid to retain senior executives. The reduction in Fairs and Festivals is due primarily to the projected revenue loss from the departure of a senior account executive. The reduction in Corporate Communications is due primarily to reduced revenue projections and gross margins due to heightened competition and an increase in the compensation structure paid to retain senior executives.

     The carrying amount of goodwill for the entertainment marketing, artist and fairs and festivals client groups was also reduced in the third quarter of 2002 by $1,100,000, $750,000 and $1,668,400, respectively, to reflect reduction in purchase price associated with certain acquisitions that included previously recorded contingent purchase price consideration (see Note 5). Goodwill was increased in the years ended December 31, 2003 and 2002, by $989,300 and $1,389,200 respectively, reflecting additional contingent purchase price paid associated with certain prior year acquisitions (see Note 6).

     The changes in the carrying amounts of goodwill by reporting unit for the years ended December 31, 2003 and 2002 are as follows:

	Balance as of	Annual	Contingent Purchase	Balances as of
	December 31, 2002	Impairment Losses	Price Adjustments	December 31, 2003
Corporate Client Group	$10,767,900	$(1,063,500)	$—	$9,704,400
Entertainment Marketing Client Group	1,952,000	—	189,600	2,141,600
Artist Client Group	5,808,600	(6,152,700)	735,500	391,400
Fairs and Festivals Client Group	3,177,600	(3,184,000)	64,100	57,700

Total Goodwill	$21,706,100	$(10,400,200)	$989,200	$12,295,100

	Balance as of	Transitional	Contingent Purchase	Balances as of
	December 31, 2001	Impairment Loss	Price Adjustments	December 31, 2002
Corporate Client Group	$10,767,900	$—	$—	$10,767,900
Entertainment Marketing Client Group	2,975,000	—	(1,023,000)	1,952,000
Artist Client Group	5,246,400	—	562,200	5,808,600
Fairs and Festivals Client Group	6,679,400	(1,988,600)	(1,668,400)	3,177,600

Total Goodwill	$25,668,700	$(1,988,600)	$(2,129,200)	$21,706,100

     The following table reflects the Company’s comparative net loss before goodwill amortization under SFAS No. 142 for the year ended December 31, 2001 assuming the non-amortization provision of SFAS No. 142 were applied.

2001
Loss from continuing operations:
Loss from continuing operations	$(3,280,600)
Amortization of goodwill, net of tax	2,551,400

Adjusted loss from continuing operations	$(729,000)

Net loss:
Reported net loss	$(6,931,400)
Amortization of goodwill, net of tax	2,551,400

Adjusted net loss	$(4,380,000)

Basic and diluted earnings per share:
Reported net loss per common share	$(0.94)
Amortization of goodwill, net of tax	0.35

Adjusted net loss income per common share	$(0.59)

5.	Debt

     Long-term debt of the Company consists of the following as of December 31, 2003 and 2002:

	2003	2002
Acquisition notes payable, interest at 8% and 10% due in periodic installments through 2007, $1,189,900 secured by a pledge of the common stock acquired, remaining $666,800 unsecured	$2,389,900	$2,445,200
Note payable to a bank, interest at bank’s prime rate or the 30, 60 or 90 day Libor plus 2.75% (4.68% at December 31, 2003)	2,785,100	2,734,300

	5,175,000	5,179,500
Less-current portion	(2,105,500)	(1,617,200)

Long term portion	$3,069,500	$3,562,300

     Future annual maturities of long-term debt consist of the following as of December 31, 2003:

YEAR ENDING DECEMBER 31,
2004	2,105,500
2005	2,746,100
2006	225,700
2007	97,700

$5,175,000

Bank Credit Facility

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

     At December 31, 2001, the Company was not in compliance with certain required financial ratios, specifically a debt/EBITDA ratio, a fixed charge ratio and a minimum net worth ratio. Pursuant to an April 2002 restructuring agreement (“2002 Restructuring”) with the bank, the Company was granted a temporary waiver of the financial covenant events of default provisions under the original loan agreement and the bank’s forbearance from exercising its available remedies, which extended through January 2, 2003. In addition, new financial covenants were established and the Company granted the bank additional security for the entire restructured bank credit facility in the form of a pledge of the shares of certain of the Company’s subsidiaries and a first lien deed of trust on the Company’s land and building located in Dallas, Texas, which was sold in

February 2003 with the bank’s consent. The maturity date for both the term loan and revolving credit line was extended to April 30, 2003.

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

     At December 31, 2002, the Company was not in compliance with the revised financial covenants under the 2002 Restructuring. Accordingly, in February 2003, the bank required the Company to use the proceeds from the sale of its Dallas facility, to repay the outstanding balance of the term loan ($393,700) and a portion of the revolving credit line ($92,500). After this repayment, there was $2,248,000 outstanding under the revolving credit line. In April 2003, the Company and the bank negotiated a further restructuring of the bank credit facility (“2003 Restructuring”). Pursuant to the 2003 Restructuring, the Company was granted a new waiver of the financial covenant events of default and the bank’s continued forbearance from exercising its available remedies, which extended through January 1, 2004. In addition, the Company was granted the right to re-borrow up to $750,000 under the revolving credit line through May 31, 2003, for the purpose of making scheduled principal and interest payments and additional earn-out payments under the acquisition notes as well as for working capital purposes. Upon borrowing the $750,000 in May 2003, the outstanding balance of the bank revolving credit line of $3,000,000 was converted to a term loan (“2003 Term Loan”). The Company was required to make seven equal monthly principal payments of $107,400 from June 30, 2003 through December 31, 2003, with all remaining amounts outstanding due April 30, 2004. The 2003 Restructuring provided for new financial covenants and reporting requirements and included provisions for an accelerated maturity date upon the occurrence of certain events including, among other things, an Event of Default (as defined) or the sale or change of control of a material amount of the Company’s assets. In consideration for entering into the 2003 Restructuring and for providing the first $500,000 of re-borrowings, the Company issued 177,645 warrants to purchase shares of common stock of the Company at an exercise price of $0.75 per share. In consideration for providing the remaining $250,000 of re-borrowings, the Company issued 125,000 warrants to purchase shares of common stock of the Company at an exercise price of $0.01 per share. The Company valued the 302,645 warrants at $136,400 using the Black-Scholes Model of valuation, which amount was fully amortized to interest expense in 2003.

     From June 30, 2003 to October 31, 2003, the Company made only two payments of $107,400 to the bank. In November 2003, March 2004 and April 2004, the bank and the Company negotiated further restructurings of the terms of the 2003 Term Loan (“2004 Restructuring”), under which the bank has agreed to temporarily forebear from exercising its available remedies resulting from the current payment defaults through January 1, 2005. Pursuant to the 2004 Restructuring, the Company was required to make $75,000 principal payments to the bank on January 31, 2004, February 28, 2004 and March 31, 2004. Beginning June 30, 2004, the Company will be required to make monthly principal payments of $55,000. The Company will be required to make additional principal payments if its operating cash flows exceed certain levels for 2004. Interest continues to be paid monthly on the outstanding principal balance of the 2003 Term Loan. All remaining principal and accrued but unpaid interest will be due on March 31, 2005. The proposed sale of the Company (see Note 11) would qualify as a termination event under the bank credit agreement and would cause the bank credit facility to become due and payable.

Acquisition Notes

     In 2002, the Company restructured the payment terms of certain of the Company’s acquisition notes payable. The restructured notes provided for interest only payments through December 2002 and monthly principal and interest payments beginning January 2003 and continuing through August 2004. The interest rate on certain of these acquisition notes was increased from 8% to 10%. Beginning in June 2003, in order to better manage the Company’s ongoing cash requirements, the Company elected to forego making some of the restructured principal payments on certain of its acquisition notes payable. As a result, the Company was in default of substantially all its acquisition notes payable at December 31, 2003. In March and April 2004, the Company restructured the terms of these acquisition notes payable. The restructured notes now provide for monthly payments of principal and interest. Aggregate principal payment on acquisition notes payable for 2004 will be approximately $1,495,500.

     During the years 1999-2001, the Company acquired four companies pursuant to agreements whereby the sellers of those businesses would receive payments under promissory notes that were subject to principal reduction should the post-acquisition annual earnings of the acquired businesses be less than designated earnings targets set forth in the notes (see Note 6). At the time of the acquisitions, the Company recorded the promissory notes, totaling $4,225,000, as a liability and corresponding increase in purchase price, as it believed that payment of the promissory notes was probable beyond a reasonable doubt. In addition, the Company accrued interest expense on the promissory notes at 8%, calculated from the respective acquisition dates. From the date of acquisition, scheduled principle payments on certain of the promissory notes have been reduced to reflect post-acquisition earn-out adjustments. As a result, payment of the entire principal balance of these promissory notes is no longer considered probable, although it is anticipated that some portion of the principal amount of the notes will, in fact, be paid. Pursuant to SFAS No. 141, “Business Combinations,” contingent consideration should not be recorded as a liability unless payment of the contingent consideration is determinable beyond a reasonable doubt. Accordingly, in September 2002, the Company reduced its recorded debt and corresponding purchase price (see Note 4) by $3,518,400, representing the remaining principal amount outstanding on the promissory notes issued in connection with these four acquisitions. In addition, the Company reversed $591,400 of accrued interest payable on these promissory notes, which amounts are reflected first as a reduction of the related Interest Expense recorded in 2003 and then as Other Income in the accompanying Consolidated Statements of Operations. Any future payments of principal and interest under these promissory notes, as a result of those businesses achieving their respective target earnings, will be recorded as additional purchase price at the time the payment is determined.

6.	Acquisitions

     The Company did not make any new acquisitions in 2003 and 2002. During 2001, the Company completed the following acquisitions:

		CASH
COMPANY	DATE ACQUIRED	CONSIDERATION
2001 Acquisitions:
Moore Entertainment, Inc (“Moore”)	February 2001	$1,100,000
Alliance Artists, Ltd (“Alliance”)	July 2001	400,000

     Certain of the Company’s acquisitions made in prior years provide for additional sales price consideration based on the earnings of those businesses during each respective earn-out period. The following table lists, for each acquired company, the date of acquisition, the applicable earn-out period, the maximum additional sales price consideration available and the total additional sales price consideration, excluding any related interest expense, recorded as of December 31, 2003:

			Additional Sales
			Price Consideration
				Earned as of
Company	Date of Acquisition	Earn-out Period	Maximum	December 31, 2003
Alliance Artists, Ltd. (“Alliance”)	July 2001	August 2001 – December 2007	$400,000	$68,300
Moore Entertainment, Inc. (“Moore”)	February 2001	January 2003 – December 2006	550,000	175,600
Romeo Entertainment Group, Inc.	January 2000	January 2000 – December 2003	2,025,000	525,600
Mike Atkins Management Company(“Atkins”)	December 1999	December 1999 – November 2003	700,000	700,000
TKS Marketing, Inc. (“TKS”)	December 1998	December 1998 – November 2003	625,000	610,900
Titley Spalding & Associates, LLC (“TS”)	June 1998	July 1998 – June 2003	5,755,000	3,112,400

     As of December 31, 2003, only the Moore and Alliance acquisitions had continuing earn out provisions. The maximum additional sales price consideration for the Moore and Alliance acquisitions is in the form of promissory notes, each requiring annual payments of principal over the term of the earn-out period, plus 8% interest from the date of acquisition until paid (see Note 5). The amount of the annual principal payment is subject to reduction based on the earnings of those businesses during each respective earn-out period. These reductions in principal payments can be recovered over the remaining term of the earn-out period if the operations of these businesses achieve specified levels of operations. For each company, the applicable principal payment is calculated at the end of each calendar year in the earn-out period, with payment to be made in the following year.

At the January 2001 acquisition date of Moore, the maximum additional sales price consideration was $1,100,000 and the earn-out period commenced January 2001 and extended through December 2004. In 2002, the maximum additional sales price consideration was reduced to $550,000 and the earn-out was amended to commence January 2003 and extend through December 2006.

The accounting for the above-mentioned acquisitions is in accordance with the purchase method of accounting. The operations of the acquired businesses are included in the accompanying consolidated statements of operations from their respective acquisition dates. The purchase price, including the additional sales price consideration, for each acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the respective acquisition date. Substantially the entire purchase price has been allocated to goodwill, as the net tangible assets of the companies acquired were not significant at the date of the acquisition (see Note 4)

7.	Dispositions

     During the first quarter of 2001, the Company approved a formal plan to sell its merchandising operations in order to better focus on its core business as a strategic communications and entertainment company. The disposition of the merchandising operations represents the disposal of a business segment under Accounting Principles Board (“APB”) Opinion No. 30. Accordingly, this segment is accounted for as a discontinued operation and amounts in the financial statements and related notes for all periods shown have been reclassified to reflect discontinued operations accounting. There were no discontinued operations for 2003.

     The following is a summary of the operating results of the discontinued merchandising operations:

DECEMBER 31
2001
Revenues	$3,924,600
Net loss from discontinued operations before income taxes	(4,014,700)
Income tax benefit	410,000

Net loss from discontinued operations	$(3,604,700)

     The following is a summary of the components of assets and liabilities of the discontinued merchandising operations:

	DECEMBER 31,
	2003	2002
Current assets:
Cash and cash equivalents	$86,100	$147,200
Accounts receivable	—	—
Inventories	—	—
Other current assets	—	—
Current liabilities:
Accounts payable and accrued liabilities	(297,900)	(359,000)

Net current liabilities	$(211,800)	$(211,800)

8.	Stockholders’ Equity

Preferred Stock

     The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock. The Company has designated 557,100 shares of the authorized preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”), of which 334,300 shares were previously issued and are non-voting. The shares are convertible into common stock on a one-for-one basis. In 2001, 100 shares of Series A Preferred Stock were converted into shares of common stock. As of December 31, 2003, 2,000 shares of Series A Preferred Stock remain outstanding. Series A Preferred Stock has a liquidation preference of $0.03 per share and has no preference in payment of dividends.

Common Stock Repurchase Program

     In August 1998, the board of directors authorized the repurchase, at management’s discretion, of up to 1,000,000 shares of the Company’s common stock until August 1999, which was later extended to December 31, 1999. In 2000, the board of directors increased the number of shares authorized to be purchased to 2,000,000 and extended the stock repurchase program until December 31, 2000. As of December 31, 2001, the Company had repurchased 1,729,900 shares of common stock pursuant to the stock repurchase program for a total consideration of $7,145,700. No common stock repurchases were made in 2002 and 2003. The Company’s repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders’ equity.

Stock Options

     In 1995 and 1996, the Company granted 80,000 non-qualified options to key employees and directors of which 40,000 remain outstanding as of December 31, 2002. In 1997, 1998, and 2000 the Company established three stock option plans that provide for the granting of either incentive stock options or non-qualified stock options to key employees, officers and directors of the Company. Under the three plans, the Company may grant a total of 1,400,000 stock options at prices not less than the fair market value on the date of grant, with expiration dates not exceeding ten years. As of December 31, 2003, the Company has 897,100 outstanding incentive stock options pursuant to the three plans.

     Information relating to stock options is as follows:

	SHARES UNDER	WEIGHTED-AVERAGE
	OPTIONS	EXERCISE PRICE
Options outstanding at December 31, 2000	1,355,800	$4.28
Cancelled	(75,000)	4.44
Granted	93,300	3.57

Options outstanding at December 31, 2001	1,374,100	4.14
Cancelled	(20,000)	3.85

Options outstanding at December 31, 2002	1,354,100	4.20
Cancelled	(457,000)	4.16

Options outstanding at December 31, 2003	897,100	4.23

Options exercisable at December 31, 2001	1,106,200	4.16

Options exercisable at December 31, 2002	1,197,800	3.71

Options exercisable at December 31, 2003	821,800	3.88

     As of December 31, 2003, the exercise price of options outstanding ranged from $2.50 to $5.50 and the weighted average remaining contractual life of the options was 5.3 years.

9.	Income Taxes

     The (benefit) provision for income taxes consists of the following:

	FOR THE YEARS ENDED DECEMBER 31,
	2003	2002	2001
Current
Federal	$(168,400)	$(875,800)	$(886,800)
State	111,600	15,800	(156,500)
Deferred
Federal	—	—	416,800
State	—	—	73,500

Total	$(56,800)	$(860,000)	$(553,000)

     A reconciliation of the difference between the statutory federal tax rate and the Company’s effective tax rate is as follows:

	FOR THE YEARS ENDED DECEMBER 31,
	2003	2002	2001
Income taxes at statutory federal rate	$(3,342,100)	$(1,028,000)	$(2,544,700)
State income tax, net of federal tax benefit	(625,200)	(192,000)	(449,000)
Non-deductible goodwill amortization	52,100	802,600	511,900
Change in impairment valuation allowance	3,752,800	(421,000)	1,881,400
Other	105,600	(21,600)	47,400

Income tax provision	$(56,800)	$(860,000)	$(553,000)

     The Company has federal and state operating loss carry forwards of approximately $3,189,000 and $9,240,000, respectively. These net operating losses expire from 2005 to 2023. These carryforwards of federal and state net operating losses, may be available, in part, to reduce future taxable income. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Net operating loss carry forwards	$1,161,800	$1,042,000
Accrued payroll related costs	72,000	182,600
Accelerated depreciation for tax	215,200	(6,100)
Goodwill	4,140,300	—
Other	(336,100)	181,200

	5,253,200	1,399,700
Deferred tax liabilities:
Accrued professional fees	—	100,700

Net deferred tax asset	5,253,700	1,500,400
Valuation allowance	(5,253,200)	(1,500,400)

	$—	$—

10.	Commitments and Contingencies

Operating Leases

     The Company leases office space under non-cancelable operating lease agreements expiring in various years through 2007. Commitments for operating leases:

2004	$740,900
2005	476,700
2006	310,500
2007	43,200
2008	2,900
Thereafter	2,200

$1,576,400

     The Company incurred rent expense of approximately $1,365,800, $1,079,500 and $956,800 and for the years ended December 31, 2003, 2002 and 2001, respectively.

Contingencies

     The Company, from time to time, is a party to legal proceedings incidental to its business. Management believes that there are no proceedings that could have a material adverse effect on its financial position or results of operations other than as discussed below.

     As of December 31, 2003, the Company was in default on substantially all of its bank debt and acquisition notes payable (see Note 5). On March 18, 2004, a Verified Complaint was filed against the Company by Richard S. Smith in the Circuit Court of Cook County, Illinois, seeking payment in full under one of acquisition notes payable by the Company. The suit seeks payment in full of all $566,751 of outstanding principal amount due under the note, plus all accrued but unpaid interest and all costs for enforcing the note, including attorneys’ fees and expenses. On March 29, 2004, the plaintiff agreed to a modification to the payment terms of the acquisition note payable and an extension of the due date until March 31, 2005. In addition, the plaintiff agreed to withdraw the Verified Complaint, without prejudice, at the request of the entity proposing to acquire the Company (see Note 11). As of April 14, 2004, such request has not been made and the Verified Complaint had not been withdrawn.

11.	Subsequent Event – Proposed Sale of the Company

     On April 8, 2004, the Company signed definitive merger documents for the proposed sale of 100% of the capital stock of the Company in an all cash transaction. The proposed sale of the Company, which requires shareholder approval, is likely to close in the second quarter of 2004. The proposed terms of the transaction provide for cash consideration in the amount of $6,150,000, which, after deductions of certain transaction expenses, results in net consolidation of $0.67 per share of common stock and $0.70 per share of preferred stock, subject to downward adjustment based on certain of the Company’s other expenses incurred in connection with the transaction. It is anticipated that the transaction will result in the Company no longer being a publicly traded entity.

12.	Business Segment and Geographic Information

     Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company classifies its continuing operations according to four major client segments within the entertainment services industry: corporate clients, entertainment marketing clients, artist clients and fairs & festivals clients. For corporate clients, the Company creates innovative business communications programs delivered via a broad range of business communications, meeting production, entertainment and event production services. For entertainment marketing clients, the Company develops and executes integrated entertainment marketing and special event initiatives including music tours, television broadcasts and syndicated radio specials. For artist clients, the Company manages the negotiation of recording, touring, merchandising and performance contracts, and the development of long-term career strategies for music industry artists. For fairs and festivals clients, the Company develops content and entertainment programs for its nationwide network of fairs and festivals. Substantially all revenues and long-lived assets of the Company for 2003, 2002, and 2001 were derived from United States based companies.

     The Company does not internally report separate identifiable assets by client group. The Company evaluates performance of each segment based on several factors, of which the primary financial measure is EBITDA, including other income. EBITDA is defined as earnings before interest, taxes, depreciation and amortization and goodwill impairment cumulative effect of change in accounting principle and reversal of prior years’ accrued interest. Unaudited summarized financial information concerning the Company’s reportable segments (and excluding discontinued operations discussed in Note 7) is shown in the following table for 2003, 2002, and 2001.

		ENTERTAINMENT		FAIRS &
	CORPORATE	MARKETING	ARTIST	FESTIVALS
	CLIENTS	CLIENTS	CLIENTS	CLIENTS	CORPORATE	TOTAL
2003:
Revenues	$30,389	$2,987	$4,635	$9,922	$—	$47,933

EBITDA, including equity in earnings of joint ventures	$2,370	$(159)	$604	$661	$(2,056)	$1,420
Goodwill impairment	(1,063)	—	(6,153)	(3,184)	—	(10,400)
Depreciation and amortization	(124)	(29)	(34)	(9)	(128)	(324)
Net interest income (expense)	3	—	(1)	1	(569)	(566)

Income (loss) from continuing operations before income taxes	$1,186	$(188)	$(5,584)	$(2,531)	$(2,753)	$(9,870)

2002:
Revenues	$29,967	$4,116	$4,673	$10,376	$—	$49,132

EBITDA, including equity in earnings of joint ventures	$361	$(554)	$1,546	$684	$(2,293)	$(256)
Reversal of accrued interest included in other income	—	—	—	—	365	365
Depreciation and amortization	(442)	(49)	(46)	(20)	(120)	(677)
Net interest income (expense)	(3)	3	—	1	(474)	(467)

Income (loss) from continuing operations before income taxes and before cumulative effect of change in accounting principle	$(78)	$(600)	$1,500	$665	$(2,522)	$(1,035)

2001:
Revenues	$42,194	$4,871	$3,660	$9,680	$—	$60,405

EBITDA, including equity in earnings of joint ventures	(2,893)	(564)	693	466	(3,512)	(24)
Depreciation and amortization	(1,137)	(357)	(642)	(422)	(340)	(2,898)
Net interest income (expense)	5	24	(4)	(18)	(555)	(548)

Income (loss) from continuing operations before income taxes	$1,761	$(897)	$47	$26	$(4,407)	$(3,470)

13.	Quarterly Financial Data (unaudited)

     Summary data relating to the results of continuing operations for each quarter of the years ended December 31, 2003 and 2002 follows:

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
		(in thousands – except per share amounts)
December 31, 2003
Revenues	$8,030	$10,342	$15,355	$14,205	$47,932
Gross profit margin	2,625	3,175	4,956	4,199	14,955
Net (loss) income	(916)	230	972	(10,100)	(9,814)
Earnings (loss) per share:
Basic	(0.12)	(0.03)	0.13	(1.31)	(1.33)
Diluted	(0.12)	0.03	0.13	(1.31)	(1.33)
December 31, 2002:
Revenues	$7,971	$12,844	$18,923	$9,394	$49,132
Gross profit margin	2,799	4,774	6,019	2,530	16,122
Net (loss) income before cumulative effect of change in accounting principle	(1,333)	243	1,626	(711)	(175)
Earnings before cumulative
Effect of change in accounting principle per share
Basic	(0.18)	0.03	0.22	(0.10)	(0.02)
Diluted	(0.18)	0.03	0.22	(0.10)	(0.02)
Net (loss) income	(3,521)	243	1,626	(1,119)	(2,164)
Earnings (loss) per share:
Basic	(0.45)	0.03	0.22	(0.10)	(0.29)
Diluted	(0.45)	0.03	0.22	(0.10)	(0.29)

     During the fourth quarter of 2003, the Company recorded a goodwill impairment loss of $10,400,200 pursuant to its annual test for goodwill impairment in accordance with SFAS No. 142.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

		Additions
	Balance at	Charged to				Balance at
	Beginning of	Costs &	Charges to Other			End of
Description	Period	Expenditures	Accounts	Deductions		Period
Allowance for doubtful accounts:
Year Ended December 31, 2003	$398,400	—		213,200	*	$165,600
Year Ended December 31, 2002	378,900	250,000		269,500	*	378,900
Year Ended December 31, 2001	182,400	282,700		66,700	*	398,400

*Write-off of uncollectible accounts, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 6, 2002, the Company dismissed its independent certified public accountants, Arthur Andersen LLP (the “Former Accountants”). The decision to change accountants was recommended and approved by the Audit Committee of the Company’s Board of Directors.

     During the period of January 1, 2002 through August 6, 2002, there were no disagreements with the Former Accountants on any matter of accounting principle or practice, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The Former Accountant’s report on the Company’s financial statements for the period of January 1, 2002 through August 6, 2002 did not contain an adverse opinion or disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles.

     On August 16, 2002, the Company engaged BDO Seidman, LLP (“BDO”), as its independent certified public accountants. During the period of January 1, 2002 through August 16, 2002, neither the Company (nor anyone on behalf of the Company) consulted BDO regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements, or any matter that was the subject of a disagreement or a reportable event and such matters were not an important factor considered by the Company in reaching a decision to engage BDO as the Company’s independent certified public accountants.

     The Company has not been able to obtain Arthur Andersen’s consent to incorporate by reference the audited financial statements for the fiscal year ended December 31, 2001 into the Company’s existing registration statements.

     ITEM 9A. CONTROLS AND PROCEDURES

          The Company has designed and maintains disclosure controls and procedures to ensure that information required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures are also designed to ensure that such information is communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow them to make timely decisions about required disclosure.

     The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a – 15 (b). Based on that evaluation, which was conducted at the end of the period covered by this report on Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries that is required to be included in its periodic filings with the Securities and Exchange Commission.

     There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer’s and Chief Financial Officer’s most recent evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding the directors and executive officers of the Company:

Name	Age	Position	Held Since
Thomas J. Weaver III	46	Chairman of the Board, Chief Executive Officer	1993
Frank Bumstead	62	Director	1993
Charles Flood	59	Director	1995
W. Reid Sanders	54	Director	2000
Frank A. McKinnie Weaver, Sr.	43	Director, Secretary	1993
Greg Janese	45	President	2001
Bryan J. Cusworth	44	Executive Vice President, Chief Financial Officer and Treasurer	1996, 1999

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

     Frank Bumstead, since 1989, has been President or Chairman and a principal stockholder of Flood, Bumstead, McCready & McCarthy, Inc., a business management firm which represents the financial interests of artists, song writers and producers in the music industry. From 1986 to December 1990, Mr. Bumstead was President of Bumstead Co., a financial consulting company. He is also lead director of American Retirement Corp. and a director of Syntroleum, Inc.

     Charles Flood, since 1989, has been a principal stockholder of Flood, Bumstead, McCready & McCarthy, Inc., a business management firm which represents the financial interests of artists, song writers and producers in the music industry. Prior to that time, Mr. Flood worked at Capitol Records in Nashville as the Director of Artist Relations and later as Director of Talent Acquisition.

     W. Reid Sanders is a director of Harbor Global Co., Ltd. and Chairman of the Regional Selection Committee for the Jefferson Scholarship at the University of Virginia and on the University’s National Advisory Board, a member of the Advisory Board of the University of Tennessee at Memphis, a Trustee of the Hugo Dixon Foundation, and serves on the Board of Trustees of The Dixon Gallery and Gardens and is on the Board of Trustees, Rhodes College. Mr. Sanders also serves on the Advisory Board of SSM Venture Partner Funds, L.P. From 1976 to 2000, Mr. Sanders was President of Long Leaf Partners Funds.

     Frank A. McKinnie Weaver, Sr. serves as Senior Vice President, FTN Financial, a subsidiary of First Tennessee National Corporation (FTN) located in Memphis, Tennessee. In his capacity at FTN, Mr. Weaver focuses on Correspondent Banking, Corporate Finance, and the delivery and creation of financial products and services for institutional clients. Prior to joining FTN. Mr. Weaver served as First Vice President, Correspondent Banking at National Bank of Commerce (“NBC”), Memphis, Tennessee. Mr. Weaver served at NBC for five (5) years prior to joining FTN. Prior to NBC, Mr. Weaver served The Whiteville Bank from 1985 to 1994, leaving that institution as Vice President and Director to join NBC in Memphis, Tennessee. Mr. Weaver is also a Director of Heritage Trust Company and President of Heritage Plantation Company. Mr. Weaver is the brother of Thomas J. Weaver III.

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

Audit Committee

          The Company has separately-designated standing Audit Committee of the Board of Directors established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Frank Bumstead (Chairman), Charles Flood and W. Reid Sanders. None of the members of the Audit Committee meets the requirements of an “audit committee financial expert” as such term is defined in the rules of the Securities and Exchange Commission. However, the Board of Directors has determined that each Audit Committee member has sufficient financial expertise to effectively and competently discharge the responsibilities of such position. In addition, the Audit Committee has the authority to engage independent accountants, legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities. Accordingly, the Company believes the qualification and experience of the members of the Audit Committee, and their ability to use outside advisors as they consider appropriate, affords them sufficient background and expertise to fulfill their obligations without the necessity of including an “audit committee financial expert” at the present time.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Company directors, executive officers and persons who own more than 10% of the outstanding Common Stock file initial reports of ownership and reports of changes in ownership of Common Stock with the Securities and Exchange Commission (the “SEC”). Such persons are required by the SEC to furnish the Company with copies of all Section 16(a) reports they file.

     Based on a review of such forms, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with for the year ended December 31, 2003.

Code of Ethics

     The Company has adopted a code of ethics that applies to its Chief Executive Officer, President, Chief Financial Officer and any other persons performing similar functions. The Company will provide to any person, without charge and upon request, a copy of this code of ethics. All such requests should be mailed to: TBA Entertainment Corporation, 16501 Ventura Blvd., Suite 601, Encino, California 91436, Attention: Bryan J. Cusworth.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the total compensation paid or accrued by the Company for the years ended December 31, 2003, 2002 and 2001, on behalf of each of the named executive officers of the Company.

Summary Compensation Table

		Annual Compensation		Long Term Compensation
Name and Principle Position	Year	Salary	Bonus	Options (#)
Thomas J. Weaver, III	2003	$350,000	$-0-	-0-
Chairman of the Board,	2002	350,000	-0-	-0-
Chief Executive Officer	2001	350,000	-0-	-0-
Greg M. Janese	2003	318,750	-0-	-0-
President	2002	200,000	50,000	-0-
	2001	200,000	-0-	-0-
Bryan J. Cusworth	2003	200,000	-0-	-0-
Executive Vice President	2002	200,000	-0-	-0-
Chief Financial Officer and Treasurer	2001	200,000	-0-	-0-

     The following table sets forth information with respect to stock options held by the named executive officers of the Company on December 31, 2003. The closing price for the Company’s Common Stock on December 31, 2003 (the last trading day of the year) was $1.36. None of the executive officers exercised any stock options during 2003.

Aggregated Fiscal Year-End Option Values

	Number of Securities	Value of Unexercised
	Underlying Unexercised Options at FY-End	In-the-Money Options at FY-End
Name and Principal Position	Exercisable/Unexercisable	Exercisable/Unexercisable
Thomas J. Weaver III	300,000 / -0-	$-0- / $-0-
Chairman of the Board, Chief Executive Officer
Greg M. Janese	75,000 / -0-	-0- / -0-
President
Bryan J. Cusworth	245,000 / -0-	-0- / -0-
Executive Vice President, Chief Financial Officer, Treasurer

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

Compensation Committee Interlocks and Insider Participation

     During 2003, the members of the Compensation Committee of the Board of Directors were W. Reid Sanders (Chairman) and Frank Bumstead. Neither Mr. Sanders nor Mr. Bumstead (i) was an officer or employee of the Company or any of its subsidiaries during such year, (ii) was formerly an officer of the Company or any of its subsidiaries or (iii) was a party to any transaction required to be set forth under “Certain Relationships and Related Transactions” pursuant to the rules of the Securities and Exchange Commission.

     No executive officer of the Company served as a member of the compensation or similar committee or board of directors of any other entity, one of whose executive officers served on the Compensation Committee or Board of Directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of April 8, 2004 certain information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, (ii) each of the Company’s directors, (iii) each of the Company’s executive officers and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares of Common Stock beneficially owned. In each case, the number of shares includes the beneficial ownership of Common Stock issuable upon the exercise of options that are exercisable within 60 days. Any shares not outstanding which are subject to such options and beneficially owned by a person in the table below are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by any other person. None of the stockholders listed below beneficially owns any shares of the Company’s Series A Preferred Stock.

     For a summary of Common Stock authorized for issuance under the Company’s equity compensation plans, see “Market for Common Equity and Related Stockholder Matters.”

	Common Stock
	Number of Shares
Name and Address(1)	Beneficially Owned		Percent of Total
Thomas Jackson Weaver III	1,043,443	(2)(7)	13.6%
Frank Bumstead	24,958		*
Charles Flood	24,958		*
W. Reid Sanders	110,000	(3)	1.5%
Frank A. McKinnie Weaver, Sr.	226,764	(4)	3.1%
Greg M. Janese	252,460	(5)	3.4%
Bryan J. Cusworth	245,000	(6)	3.2%
TBA Holdings, LLC	660,075	(7)	8.9%
Dimensional Fund Advisors, Inc.(8)	492,300		6.7%
All executive officers and directors a group (seven (7) persons)(2) (3) (4) (5) (6)	1,927,583		24.0%

*	Less than 1%.

(1)	The address for Mr. Thomas J. Weaver III is 402 Heritage Plantation Way, Hickory Valley, Tennessee 38042; the address for Messrs. Bumstead and Flood is 1700 Hayes Street, Suite 304, Nashville, Tennessee 37203; the address for Mr. Sanders is 5100 Wheelis Drive, Suite 206, Memphis, Tennessee 38117; the address for Mr. Frank A. McKinnie Weaver, Sr. is 402 Heritage Plantation Way, Hickory Valley, Tennessee 38042; the address for Mr. Janese is 300 Tenth Avenue South, Nashville, Tennessee 37203; the address for Mr. Cusworth is 16501 Ventura Blvd., Suite 601, Encino, California 91436; and the address for Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401: the address for TBA Holdings, LLC is 177 Broad Street, Stamford, Connecticut 06901; (2) Includes (a) 300,000 shares issuable to Mr. Weaver upon the exercise of outstanding stock options, (b) 77,236 shares held by the Katherine McKinnie Weaver Trust IV, of which Mr. Weaver is trustee and (c) 83,368 shares held by Heritage Plantation Foundation, Inc., of which Mr. Weaver and his family members control the board of trustees.

(3)	Includes 25,000 shares issuable upon the exercise of outstanding stock options.

(4)	Includes 172,764 shares held by the Katherine McKinnie Weaver VI Ltd., of which Mr. Weaver controls the sole general partner.

(5)	Includes 75,000 shares issuable to Mr. Janese upon the exercise of existing stock options.

(6)	Includes 245,000 shares issuable to Mr. Cusworth upon the exercise of outstanding stock options.

(7)	The Company, TBA Holdings, LLC (“TBA Holdings”), and a wholly-owned subsidiary of TBA Holdings have entered into a Merger Agreement, whereby TBA Holdings will acquire all of the outstanding capital stock of the Company. In connection with the Merger Agreement, Thomas J. Weaver III has entered into a Voting Agreement with TBA Holdings, whereby Mr. Weaver granted an irrevocable proxy to Holdings to vote the 660,075 shares over which he holds voting power in accordance with the terms of the Voting Agreement. TBA Holdings may be deemed to share voting power with respect to these shares. The Voting Agreement will terminate upon the earlier of the termination of the Merger Agreement or the closing of the merger.

(8)	Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manger to certain other commingled group trusts and separate accounts. (These investment companies, trusts and accounts are the “Funds.”) In its role as investment advisor or manager, Dimensional possessed voting and/or investment power over 492,300 shares of Common Stock as of February 6, 2004. The Funds own all securities reported in this table, and Dimensional disclaims beneficial ownership of such securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In connection with the restructuring of the Company’s bank credit facility in April 2002 (See Note 5 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10K), an entity controlled by the Chief Executive Officer of the Company (“Heritage”), loaned the Company $500,000 (“Affiliate Loan”). Conditioned upon the funding of the Affiliate Loan, which occurred on April 15, 2002, the bank agreed to loan the Company an additional $500,000 (“New Bank Loan”). The proceeds from both loans were used to make required payments pursuant to the Company’s acquisition notes payable and for working capital purposes. The New Bank Loan and the Affiliate Loan were repaid in June 2003, upon receipt of the Company’s federal income tax refund.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          The following represents fees for professional audit services rendered by BDO Seidman, LLP, the Company’s principal accountant, for the audit of the Company’s annual financial statements for the years ended December 31, 2003 and 2002.

Audit Fees

          BDO billed the Company aggregate fees of $109,500 in 2003 and $107,600 in 2002 for professional services rendered for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees

          BDO did not bill the Company fees during 2003 or 2002 for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, and that are not reported above under the caption “Audit Fees.”

Tax Fees

          BDO billed the Company aggregate fees of $61,500 in 2003 and $56,500 in 2002 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

          BDO did not bill the Company fees during 2003 or 2002 for products and services other than the services described above in this Item 14.

          Before BDO is engaged by the Company to render any audit or non-audit services, the engagement must be approved by the Company’s Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) Financial Statements – See page 19 of this Report.

     (2) Financial Statement Schedules – None.

     (3) Exhibits.

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENT
2.1(1)	—	Purchase Agreement among TBA Entertainment Corporation, TBA Entertainment Holding Corporation, Robert R. Titley and Clarence Spalding dated June 18, 1998.

2.2(2)	—	Stock Purchase Agreement among TBA Entertainment Corporation, Karin Glass & Associates, Inc., Ink Up, Inc., KGA, Inc., Karin Glass and Kenneth Glass dated March 18, 1999.

2.3(3)	—	Stock Purchase Agreement among TBA Entertainment Corporation , Robert Romeo and Romeo Entertainment Group, Inc. dated November 26, 1999

2.4(4)	—	Stock Purchase Agreement among TBA Entertainment Corporation, Mike Atkins and Mike Atkins Management, Inc. dated December 6, 1999.

2.5(5)	—	Stock Purchase Agreement by and among TBA Entertainment Corporation, Edward James Dougherty, Janet L. Dougherty, John F. Dougherty, John F. Dougherty, Eva Dougherty, The Ed & Jan Dougherty Charitable Remainder Trust and EJD Concert Services, Inc. dated March 31, 2000.

2.6(6)	—	Stock Purchase Agreement among TBA Entertainment Corporation. Moore Entertainment, Inc. and Stephen F. Moore dated February 6, 2001.

2.7(7)	—	Merger Agreement by and among TBA Holdings, LLC, TBA Merger Sub, Inc. and TBA Entertainment Corporation, dated April 8, 2004.

3.1(8)	—	Certificate of Incorporation of the Company.

3.2(9)	—	Bylaws of the Company.

4.1(10)	—	Specimen Common Stock Certificate.

4.2	—	Article IX of the Certificate of Incorporation of the Company (included in Exhibit 3.1).

4.3(11)	—	Certificate of Designation of Series A Convertible Preferred Stock of the Company.

10.1(12)	—	Employment Agreement dated as of January 1, 1994 between the Company and Thomas Jackson Weaver III.

10.2(13)	—	Form of Indemnification Agreement between the Company and each of the directors and executive officers.

10.3(14)	—	TBA Entertainment Corporation 1995 Stock Option Plan.

10.4(15)	—	Form of Stock Option Agreement for options granted under the 1995 Stock Option Plan.

10.5(16)	—	TBA Entertainment Corporation 1997 Stock Option Plan.

10.6(17)	—	Form of Stock Option Agreement for options granted under the 1997 Stock Option Plan.

10.7(18)	—	Registration Rights Agreement between the Company, Robert E. Geddes, Greg M. Janese, Thomas Miserendino, Brian K. Murphy and Marc W. Oswald.

10.8(19)	—	Employment Agreement between Avalon Entertainment Group, Inc. and Greg M. Janese.

10.9(20)	—	TBA Entertainment Corporation Employee Stock Purchase Plan

10.10(21)	—	Loan and Security Agreement among AmSouth Bank and TBA Entertainment Corporation and its subsidiaries dated October 10, 2001.

10.11*	—	Sixth Amendment to Loan Documents and Agreement among AmSouth Bank and TBA Entertainment Corporation and its subsidiaries, dated April 14, 2004.

21*	—	Subsidiaries of the Company.

23*	—	Consent of Independent Certified Public Accountants

31.1*	—	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	—	Rule 13a-14(a) Certification of Chief Financial Officer.

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENT
32.1*	—	Section 1350 Certification of Chief Executive Officer

32.2*	—	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

(1)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated on June 18, 1998.

(2)	Incorporated herein by reference to Exhibit 2.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(3)	Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, as amended for the fiscal year ended December 31, 1999.

(4)	Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, as amended for the fiscal year ended December 31, 1999.

(5)	Incorporated herein by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(6)	Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(7)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 8, 2004.

(8)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 8, 1997.

(9)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 8, 1997.

(10)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 8, 1997.

(11)	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 8, 1997.

(12)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 33-69944) dated December 8, 1993.

(13)	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 (Registration No. 33-69944) dated December 8, 1993.

(14)	Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(15)	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(16)	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(17)	Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(18)	Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 29, 1996.

(19)	Incorporated herein by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K dated June 20, 1997.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-62284) dated June 5, 2001.

(21)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarterly period ended December 31, 2003.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April 2004.

TBA ENTERTAINMENT CORPORATION

By:	/s/ THOMAS JACKSON WEAVER III

Thomas Jackson Weaver III
Chairman of the Board and
Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE
/s/ THOMAS JACKSON WEAVER III Thomas Jackson Weaver III	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	April 14, 2004

/s/ FRANK BUMSTEAD Frank Bumstead	Director	April 14, 2004

/s/ CHARLES FLOOD Charles Flood	Director	April 14, 2004

/s/ W. REID SANDERS W. Reid Sanders	Director	April 14, 2004

/s/ FRANK A. McKINNIE WEAVER, SR. Frank A. McKinnie Weaver, Sr.	Director	April 14, 2004

/s/ BRYAN J. CUSWORTH Bryan J. Cusworth	Chief Financial Officer (Principal Accounting and Financial Officer)	April 14, 2004

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION
10.11	—	Sixth Amendment to Loan Documents and Agreement among AmSouth Bank and TBA Entertainment Corporation and subsidiaries, dated April 14, 2004.
21	—	Subsidiaries of the Company.
23	—	Consent of Independent Certified Public Accountant
31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	—	Section 1350 Certification of Chief Executive Officer.
32.2	—	Section 1350 Certification of Chief Financial Officer.