Form 10-Q
period 2004-03-31
TBA ENTERTAINMENT CORP
filed 2004-05-17
CIK 913201

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of April 30, 2004, the Registrant had outstanding 7,375,400 shares of Common Stock, par value $.001 per share.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

	PART I - Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	12
Item 4.	Controls and Procedures	12
	PART II - Other Information
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits and Reports on Form 8-K	14
Signatures		15
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

* No reportable information under this item.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2004	2003
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$1,866,800	$2,620,900
Accounts receivable, net of allowance for doubtful accounts of $123,100 and 165,600, respectively	3,573,700	3,242,200
Deferred charges and other current assets	1,751,300	1,882,200

Total current assets	7,191,800	7,745,300
Property and equipment, net	348,500	377,000
Other assets, net:
Goodwill	12,295,100	12,295,100
Other	331,800	238,900

Total assets	$20,167,200	$20,656,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,297,900	$4,008,500
Deferred revenue	4,033,700	5,366,800
Notes payable and current portion of long-term debt	4,461,700	2,105,500
Net short-term liabilities from discontinued operations	211,800	211,800

Total current liabilities	14,005,100	11,692,600
Long-term debt, net of current portion	322,600	3,069,500

Total liabilities	14,327,700	14,726,100

Stockholders’ equity:
Preferred stock, $.001 par value, authorized 1,000,000 shares, 2,000 shares of Series A convertible preferred stock outstanding, liquidation preference $100	100	100
Common stock, $.001 par value, authorized 20,000,000 shares, 8,857,200 issued, 7,375,400 outstanding	8,900	8,900
Additional paid in capital	30,688,300	30,688,300
Retained deficit	(18,830,200)	(18,775,500)
Less treasury stock, at cost, 1,481,800 shares	(6,027,600)	(6,027,600)

Total stockholders’ equity	5,839,500	5,894,200

Total liabilities and stockholders’ equity	$20,167,200	$20,656,300

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Revenues	$12,650,500	$8,029,700
Costs related to revenue	8,939,300	5,405,000

Gross profit margin	3,711,200	2,624,700
Selling, general and administrative expenses	3,597,000	3,328,700
Depreciation	50,600	97,400
Interest expense, net	90,300	114,700

Loss before income taxes	(26,700)	(916,100)
Income tax provision	(28,000)	—

Net loss	$(54,700)	$(916,100)

Earnings per common share:
Loss per common share – basic and dilutive	$(0.01)	$(0.12)

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(54,700)	$(916,100)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	50,600	97,400
Minority interest in loss of consolidated subsidiary	—	(17,000)
Changes in assets and liabilities:
Increase in accounts receivable	(332,100)	(122,800)
Decrease (increase) in deferred charges and other current assets	144,900	(579,900)
Increase in other assets	(103,100)	(8,600)
Increase in accounts payable and accrued liabilities	1,286,400	1,000,600
(Decrease) increase in deferred revenue	(1,333,200)	568,700

Net cash (used in) provided by operating activities	(341,200)	22,300

Cash flows from investing activities:
Additional investment in businesses	—	(141,000)
Expenditures for property and equipment	(22,200)	(5,600)
Sale of Dallas building and land	—	503,300

Net cash (used in) provided by investing activities	(22,200)	356,700

Cash flows from financing activities:
Net repayments on credit line	—	(92,500)
Repayments of long-term debt	(390,700)	(474,600)

Net cash used in financing activities	(390,700)	(567,100)

Net decrease in cash and cash equivalents	(754,100)	(188,100)
Cash and cash equivalents — beginning of period	2,620,900	1,527,800

Cash and cash equivalents — end of period	$1,866,800	$1,339,700

Cash paid for interest	$141,700	$61,500

Refunds received less cash paid for income taxes	$147,600	$57,200

See notes to consolidated financial statements.

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND BASIS OF PRESENTATION:

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete year-end financial statements. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements and related footnotes included in the Company’s Form 10-K for the year ended December 31, 2003.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2004, and the results of its operations and cash flows for the three-month periods ended March 31, 2004 and 2003, respectively, have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

On April 8, 2004, the Company signed definitive merger documents for the proposed sale of 100% of the capital stock of the Company in an all cash transaction. The proposed sale of the Company, which requires approval of the holders of a majority of the Company’s common stock, is likely to close in June or July of 2004. The proposed terms of the transaction provide for cash consideration in the amount of $6,150,000, which, after deductions of certain transaction expenses, results in net consideration of approximately $0.68 per share of common stock and approximately $0.71 per share of preferred stock, subject to downward adjustment based on certain of the Company’s other expenses incurred in connection with the transaction. It is anticipated that the transaction will result in the Company no longer being a publicly traded entity.

The Company has set May 21, 2004 as the record date for determining the stockholders entitled to vote at the stockholders meeting to consider and vote upon the merger. The date and location of the stockholders meeting will be disclosed in the proxy statement to be delivered to each stockholder entitled to vote.

2.	EARNINGS PER COMMON SHARE

The following table sets forth the unaudited computations of basic and diluted earnings per common share:

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
Basic and diluted earnings per common share:
Net loss	$(54,700)	$(916,100)
Weighted average common stock outstanding	7,375,400	7,368,100

Net loss per common share – basic and diluted	$(0.01)	$(0.12)

Options and warrants to purchase 1,081,700 shares of common stock for the three months ended March 31, 2004 and 904,100 shares of common stock for the comparable period in 2003 were not considered in calculating diluted earnings per share as their inclusion would have been anti-dilutive.

3.	DEBT

Bank Credit Facility

As of December 31, 2003 and March 31,2004, the company was not in compliance with the terms of its bank credit facility. In April 2004, the Company negotiated a restructuring of the bank credit facility (“2004 Restructuring”), under which the bank has agreed to temporarily forebear from exercising its available remedies through January 1, 2005. Pursuant to the 2004 Restructuring, the Company made $75,000 principal payments to the bank on January 31, 2004, February 28, 2004 and March 31, 2004. Beginning June 30, 2004, the Company will be required to make monthly principal payments of $55,000. The Company will be required to make additional principal payments if its operating cash flows exceed certain levels for 2004. Interest continues to be payable monthly on the outstanding principal balance of the bank credit facility, and substantially all the assets of the Company serve as collateral. All remaining principal and accrued but unpaid interest will be due on March 31, 2005. Accordingly, The entire $2,560,100 outstanding under the bank credit facility has been classified as a current liability in the accompanying consolidated balance sheets as of March 31, 2004. The proposed sale of the Company (see Note 1) would qualify as a termination event causing the entire bank credit facility to become due and payable.

Acquisition Notes

As of December 31, 2003, the Company was in default on substantially all its acquisition notes payable. In March and April 2004, the Company restructured the terms of these acquisition notes payable. The restructured acquisition notes now provide for monthly payments of principal and interest. Aggregate principal payments on acquisition notes payable for 2004 will be approximately $1,495,500.

4.	STOCKHOLDERS’ EQUITY

Accounting for Stock Options

The Company has adopted the intrinsic value method of accounting for employee stock options as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (SFAS No. 123) and as amended by SFAS No. 148. It discloses the pro forma effect on loss and loss per share as if the fair value based method had been applied. For equity instruments, including stock options, issued to non-employees, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
Net loss: As reported	$(54,700)	$(916,100)
Add: Stock-based employee compensation included in reported loss, net of tax	—	—
Deduct: Total stock based employee compensation expense determined under fair value method for all awards	(9,100)	(35,900)

Pro forma loss	$(63,800)	$(952,000)

Loss per share basic and diluted:
As reported	$(0.01)	$(0.12)
Pro forma	$(0.01)	$(0.13)

5.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company classifies its operations according to four major client groups within the entertainment services industry: corporate clients, entertainment marketing clients, artist clients and fairs & festivals clients. For corporate clients, the Company creates innovative business communications programs delivered via a broad range of business communications, meeting production, entertainment and event production services. For entertainment marketing clients, the Company develops and executes integrated entertainment marketing and special event initiatives including music tours, television broadcasts and syndicated radio specials. For artist clients, the Company manages the negotiation of recording, touring, merchandising and performance contracts, and the development of long-term career strategies for music industry artists. For fairs & festivals clients, the Company develops content and entertainment programs for its nationwide network of fairs and festivals. Substantially all revenues and long-lived assets of the Company as of and for the three month periods ended March 31, 2004 and 2003, were derived from United States of America based companies.

The Company does not internally report separate identifiable assets by client group. The Company evaluates performance of each segment based on several factors, of which the primary financial measure is EBITDA, including other income. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Unaudited summarized financial information concerning the Company’s reportable segments is shown in the following table for the three-month periods ended March 31, 2004 and 2003 (in thousands):

		ENTERTAINMENT		FAIRS &
	CORPORATE	MARKETING	ARTIST	FESTIVALS
THREE MONTHS ENDED MARCH 31,	CLIENTS	CLIENTS	CLIENTS	CLIENTS	CORPORATE	TOTAL
2004:
Revenues	$10,444	$1,105	$1,005	$96	$—	$12,650

EBITDA, including other income	$1,044	$(54)	$(60)	$(240)	$(576)	$114
Depreciation and amortization	(19)	(4)	(8)	(1)	(19)	(51)
Net interest income (expense)	1	—	—	—	(91)	(90)

Income (loss) before income taxes	$1,026	$(58)	$(68)	$(241)	$(686)	$(27)

2003:
Revenues	$7,130	$172	$617	$111	$—	$8,030

EBITDA, including other income	$502	$(306)	$(103)	$(340)	$(457)	$(704)
Depreciation and amortization	(37)	(9)	(8)	(5)	(38)	(97)
Net interest income (expense)	1	—	—	—	(116)	(115)

Income (loss) before income taxes	$466	$(315)	$(111)	$(345)	$(611)	$(916)

6.	CONTINGENCY

On March 18, 2004, a Verified Complaint was filed against the Company by Richard S. Smith in the Circuit Court of Cook County, Illinois, seeking payment in full under one of the acquisition notes payable by the Company. The suit seeks payment in full of $566,751 of outstanding principal amount due under the note, plus all accrued but unpaid interest and all costs for enforcing the note, including attorneys’ fees and expenses. On March 29, 2004, the plaintiff agreed to a modification to the payment terms of the acquisition note payable and an extension of the due date until March 31, 2005. In addition, the plaintiff agreed to withdraw the Verified Complaint, without prejudice, at the request of the entity proposing to acquire the Company. As of May 15, 2004, such Request had not been made and the Verified Complaint had not been withdrawn.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion and analysis is to explain the major factors and variances between periods of the Company’s financial condition and results of operations. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and notes thereto included in the Company’s 2003 Form 10-K for the fiscal year ended December 31, 2003.

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

The Company has built this comprehensive communications and entertainment business model through a combination of internal growth and strategic acquisitions. Since April 1997, the Company has completed 11 strategic acquisitions and has built a comprehensive network of 8 offices to serve its growing client base. No acquisitions were completed in 2003 or the first quarter of 2004.

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

Revenue Recognition

The Company currently derives a majority of its revenues (83% and 89% of total revenues for the three months ended March 31, 2004 and 2003, respectively) from the production of innovative business communications programs to help corporate clients reach and engage their target audiences. The Company helps businesses effectively communicate their message via a broad range of business communications, meeting production, and entertainment production services. The Company receives a fee for providing these services, which may include developing creative content, providing comprehensive project management and arranging for live entertainment and related production services. Revenue is recognized when an event occurs. At March 31, 2004, deferred revenue was $4,033,700 compared to $5,366,800 at December 31, 2003.

The remainder of the Company’s revenues are generated from its roster of artist clients (8% of total revenues for each of the three months ended March 31, 2004 and 2003), entertainment marketing clients (9% and 2% of total revenues for the three months ended March 31, 2004 and 2003, respectively) and fairs and festivals clients (1% of total revenues for each of the three months ended March 31, 2004 and 2003). Revenues from these three clients groups are subject to seasonal variations, with significantly more revenues generated in the second and third calendar quarters. Commissions received from artists’ earnings are recognized in the period during which the artist earns the revenue. There are generally only minimal direct costs associated with generating revenue from artist clients. Entertainment marketing revenues and cost of revenues are recognized when the services are completed for each program or, for those programs with multiple events, apportioned to each event and recognized as each event occurs. Fairs and festivals also recognize revenue and cost of revenues when the services are completed for each program and when the event has occurred.

Costs Related to Revenue

Costs related to revenue is comprised of all costs associated with the production of an event, including talent fees, contracted services, equipment rentals, costs associated with the production of audio-visual effects and the cost of internal production labor. Direct out-of-pocket costs are deferred until the event occurs. Internal production labor costs are expensed as incurred. At March 31, 2004, deferred costs were $988,100 compared to $999,800 at December 31, 2003 and are included in deferred charges and other current assets in the consolidated balance sheets.

Impairment of Intangibles

Intangible assets consist primarily of goodwill arising from business combinations.

Upon the 2002 adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and other Intangible Assets”, the Company annually tests its goodwill for impairment in the fourth quarter of each year and reviews goodwill each quarter for other factors that may indicate impairment. There was no goodwill impairment loss required to be recorded in the first quarter of 2003 or 2004.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Revenues increased $4,620,800, or 58%, to $12,650,500 in the 2004 quarter from $8,029,700 in the 2003 quarter. Revenues from the corporate client group increased $3,314,000, or 46%, to $10,444,400 for the 2004 quarter from $7,130,400 for the 2003 quarter. The number of corporate client events increased to 59 in the 2004 quarter from 53 in the 2003 quarter. The average revenue per event increased to $177,000 in the 2004 quarter from $134,500 in the 2003 quarter. The Company produced 11 corporate client events with revenues in excess of $250,000 in the 2004 quarter compared to 10 such events in the 2003 quarter. In the first quarter of 2004, the Company began to experience an increase in its corporate client sales activity in response to the apparent beginning of an economic recovery.

Revenues from artist clients increased $389,000, or 63%, to $1,005,400 in the 2004 quarter from $616,400 in the 2003 quarter. The increase is primarily attributable to one major artist client whose 2004 tour schedule began in the first quarter of 2004 compared to the second quarter in 2003.

Revenues from entertainment marketing clients increased $932,900, or 542%, to $1,105,100 in the recent quarter from $172,200 in the prior year quarter. The increase results primarily from a new 5-month, 50-city anniversary celebration tour, which began in February 2004, by a new client. Revenues from fairs and festivals, which are historically lower in the first quarter, decreased $15,100 from the prior year quarter.

Cost of revenues increased $3,534,300, or 65%, to $8,939,300 for the 2004 quarter from $5,405,000 for the 2003 quarter. Cost of revenues, as a percentage of revenues, increased 3.4% resulting in a decrease in gross profit margin to 29.3% for the 2004 quarter from 32.7% for the 2003 quarter. The decrease is primarily due to lower gross margins on revenues from the corporate communications and entertainment marketing client programs, offset by higher revenues from artist clients, which generally have minimal cost of sales. The lower gross profit margins are a result of the more competitive corporate environment.

Selling, general and administrative expenses increased $268,300, or 8%, to $3,597,000 for the 2004 quarter from $3,328,700 for the 2003 quarter. The increase reflects in large part increased compensation costs in the artist client group, beginning the second quarter of 2003, due to the restructuring of compensation agreements to retain certain existing artist managers.

Depreciation expense decreased $46,800, or 48%, to $50,600 for the 2004 quarter from $97,400 for the 2003 quarter. The decrease results primarily from certain fixed assets becoming fully depreciated after the 2003 quarter.

Net interest expense decreased $24,400, or 21%, to $90,300 for the 2004 quarter compared to $114,700 for the 2003 quarter. The decrease is primarily attributable to the amortization of certain loan fees to interest expense, totaling $37,500 in the 2003 quarter, which ended in June 2003. Excluding this 2003 impact, net interest expense increased $13,100 primarily due to increased interest expense associated with delayed principal payments on acquisition notes.

The Company recorded a $28,000 tax provision for the 2004 quarter and no tax provision for the 2003 quarter. The 2004 tax provision resulted from estimated state income taxes while 2003 estimated state income taxes were offset by estimated federal tax refunds. As of March 31, 2004 and December 31, 2003, the Company had a net deferred tax asset balance of $5,253,200, that is fully reserved. Realization of the future tax benefits related to this deferred tax asset is dependent upon many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period. Until the Company recognizes net income, no further tax benefit will be recognized.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company had cash and cash equivalents of $1,866,800 and a working capital deficit of $6,813,300 which included $4,461,700 of short-term borrowings and the current portion of long-term debt.

Cash Flow Statement Analysis

     Summarized Statements of Cash Flows

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
Net cash (used in) provided by:
Operating activities	$(341,200)	$22,300
Investing activities	(22,200)	356,700
Financing activities	(390,700)	(567,100)

	$(754,100)	$(188,100)

Cash used in operating activities was $341,200 for the first three months of 2004 compared to cash provided of $22,300 for the same quarter in 2003. The decrease in cash flow from operating activities between the 2004 and 2003 quarters is primarily due to the decrease in deferred revenue, offset in part by the decrease in the net loss in the first quarter of 2004 and the decrease in deferred charges and other current assets. The decrease in deferred revenue resulted from corporate client programs playing in the first quarter of 2004 for which deferred revenue had been received as of December 31, 2003.

Cash used in investing activities for the first three months of 2004 was $22,200, for purchases of property and equipment. Cash provided by investing activities for the three months of 2003 was $356,700, resulting primarily from cash received from the sale of the Company’s office building and land in Dallas, Texas offset by current year earn out payments for acquisitions made in prior years. Capital expenditures are anticipated to remain insignificant during 2004 and will be primarily for replacement of computer equipment and software.

Cash used in financing activities for the first three months of 2004 was $390,700, resulting from the repayment of long-term debt. Cash used in financing activities for the first three months of 2003 was $567,100 resulting from net repayments on the credit line and the repayment of long-term debt.

Bank Credit Facility

As of December 31, 2003 and March 31, 2004, the Company was not in compliance with the terms of its bank credit facility. In April 2004, the Company negotiated a restructuring of the bank credit facility (“2004 Restructuring”), under which the bank has agreed to temporarily forebear from exercising its available remedies through January 1, 2005. Pursuant to the 2004 Restructuring, the Company made $75,000 principal payments to the bank on January 31, 2004, February 28, 2004 and March 31, 2004. Beginning June 30, 2004, the Company will be required to make monthly principal payments of $55,000. The Company will be required to make additional principal payments if its operating cash flows exceed certain levels for 2004. Interest continues to be payable monthly on the outstanding principal balance of the bank credit facility, and substantially all the assets of the Company serve as collateral. All remaining principal and accrued but unpaid interest will be due on March 31, 2005. Accordingly, the entire $2,560,100 outstanding under the bank credit facility has been classified as a current liability in the accompanying consolidated balance sheets as of March 31, 2004. The proposed sale of the Company (see Note 1 to the consolidated financial statements contained in Item 1 of this Form 10-Q) would qualify as a termination event causing the entire bank credit facility to become due and payable.

Acquisition Notes

As of December 31, 2003, the Company was in default on substantially all its acquisition notes payable. In March and April 2004, the Company restructured the terms of these acquisition notes payable. The restructured acquisition notes now provide for monthly payments of principal and interest. Aggregate principal payments on acquisition notes payable for 2004 will be approximately $1,495,500.

Commitments

Future minimum annual commitments under bank and other debt agreements and non-cancelable operating leases as of March 31, 2004 are as follows:

	2004	2005	2006	2007	2008	Thereafter	Total
Bank and other debt	$1,714,800	$3,013,700	$36,800	$19,000	$—	$—	$4,784,300
Operating leases	571,900	484,800	318,000	43,800	2,900	1,600	1,423,000

Total	$2,286,700	$3,498,500	$354,800	$62,800	$2,900	$1,600	$6,207,300

     Capital expenditures will be focused on equipment replacements and are not expected to be significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Impact of Interest Rate Changes

The Company’s market risk relates to interest rate exposure on short-term borrowings. The Company does not use financial instruments for trading or other speculative purposes. Borrowings on the Company’s bank credit facility are at variable interest rates. All other borrowings are at fixed rates. At March 31, 2004, the Company had $2,560,100 outstanding under a revolving credit facility at an interest rate of 4.60% percent. Management believes that a hypothetical adverse movement in the interest rates of ten percent of such recent rates would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

The Company has designed and maintains disclosure controls and procedures to ensure that information required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive officer and Chief Financial Officer, as appropriate to allow them to make timely decisions regarding required disclosure.

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a- 15(b) under the Securities Exchange Act of 1934. Based on that evaluation, which was conducted at the end of the period covered by this report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries that is required to be included in its periodic filings with the Securities and Exchange Commission.

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

TBA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

On March 18, 2004, a Verified Complaint was filed against the Company by Richard S. Smith in the Circuit Court of Cook County, Illinois, seeking payment in full under one of the acquisition notes payable by the Company. The suit seeks payment in full of $566,751 of outstanding principal amount due under the note, plus all accrued but unpaid interest and all costs for enforcing the note, including attorneys’ fees and expenses. On March 29, 2004, the plaintiff agreed to a modification to the payment terms of the acquisition note payable and an extension of the due date until March 31, 2005. In addition, the plaintiff agreed to withdraw the Verified Complaint, without prejudice, at the request of the entity proposing to acquire the Company. As of May 15, 2004, such Request had not been made and the Verified Complaint had not been withdrawn.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits.

31.1 – Rule 13a-14(a) Certification of Chief Executive Officer.
31.2 – Rule 13a-14(a) Certification of Chief Financial Officer.
32.1 – Section 1350 Certification of Chief Executive Officer.
32.2 – Section 1350 Certification of Chief Financial Officer.

b) Reports on Form 8 – K

               None for the quarterly period ended March 31, 2004

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May 2004.

TBA ENTERTAINMENT CORPORATION

By:	/s/ Thomas Jackson Weaver III

Thomas Jackson Weaver III
Chairman of the Board and Chief Executive Officer

By:	/s/ Bryan J. Cusworth

Bryan J. Cusworth
Executive Vice President, Chief Financial Officer and
Treasurer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION
31.1	-	Rule 13a – 14(a) Certification of Chief Executive Officer
31.2	-	Rule 13a – 14(a) Certification of Chief Financial Officer
32.1	-	Section 1350 Certification of Chief Executive Officer
32.2	-	Section 1350 Certification of Financial Officer